Form 10-Q
period 1995-12-31
ROBOTIC LASERS INC
filed 1996-06-11
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB
(Mark One)
___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

X TRANSITION REPORT UNDER SECTON 13 OR 15(d)
  OF THE SECURITIES EXCHANGE ACT OF 1934
  For the transition period from September 1, 1995 to December 31, 1995

  Commission File Number 033-19522-NY

  Robotic Lasers, Inc. And Subsidiary
 (Exact Name of registrant as specified in its charter)

  New Jersey                                               22-2179541
 (State or other jurisdiction of                         (I.R.S. employer
  incorporation or organization)                          Identification no.)

                         PO Box 2039,  Newark,  New  Jersey  07114
                (Address of principal  executive  offices)  (Zip Code)

                                     (908) 810-8767
                       Issuer's Telephone Number including Area Code

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes    X        No

                              APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                    PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

Yes             No

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of January 31, 1996:
5,609,700 share of Common Stock

                  Transitional Small Business Disclosure Format (check one)

Yes    X        No

                                        ROBOTIC LASERS, INC. AND SUBSIDIARY
                                         (a Development Stage Enterprise)
                                            CONSOLIDATED BALANCE SHEETS

                                        December                  August*
                                         31, 1995                  31,1995
                                       (unaudited)

                                                      ASSETS

CURRENT ASSETS:
         Cash                               $    22,613               $ 11,147
         Prepaid Expenses                           703                  3,734
                  Total Current Assets           23,316                 14,881

COMPUTER EQUIPMENT, NET OF ACCUMULATED
      DEPRECIATION OF $17,393                   302,381                     --

OTHER ASSETS
         Deposits and Other                     26,988                 245,121
                                             $ 352,685                $260,002

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
 Accounts payable and accrued expenses       $ 117,138                 $ 87,242
 Current portion of obligation under computer
  equipment lease                               45,012                     --
 Accounts Payable  - Country Club Transportation
  Services, Inc.                                   --                    4,800
 Accrued interest payable                       28,096                  12,244
  Payroll taxes payable                         10,000                   8,973
 Loans Payable - Stockholders                      --                    6,820
 Total current liabilities                     200,246                 120,079

LONG-TERM DEBT                                 650,000                 435,000
LONG-TERM PORTION OF OBLIGATION UNDER
     COMPUTER EQUIPMENT LEASE                   89,746                     --
                                                939,992                555,079
STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred Stock, $.0001 Par Value: 25,000,000
  Shares Authorized; None Outstanding
  Common Stock, $.0001 Par Value: 75,000,000
  Shares Authorized; 5,609,700 Shares Issued
  And Outstanding                                   561                    561
     Paid In Capital                              4,952                  4,952
Deficit Accumulated During
 the Development Stage                         (592,820)              (300,590)
                                               (587,307)              (295,077)

                                               $ 352,685               $260,002

*Restated, See Note 5

   See Accompanying Notes to Financial Statements

                                        ROBOTIC LASERS, INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                           DURING THE DEVELOPMENT STAGE
                                                    (unaudited)


                              From Inception
                              (March 7, 1994)     Four Months    Three Months
                               Through            Ended          Ended
                             December 31,         December 31,   November 30,
                              1995                 1995             1994


REVENUES AND EXPENSES DURING
     THE DEVELOPMENT STAGE:
         Revenue           $       --                 $     --         $    --


Expenses:
General and Administrative      538,491             250,454                 34
Depreciation and Amortization    17,807              17,473                 60
                                556,298             267,927                 94

(LOSS) FROM OPERATIONS         (556,298)           (267,927)               (94)

INTEREST EXPENSE                 36,522              24,303                 --

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE    ($592,820)          ($292,230)              ($94)


NET (LOSS) PER COMMON SHARE     ($.11)              ($.05)               ($.00)


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING     5,168,797             5,609,700         5,048,730




                      See Accompanying Notes to Financial Statements

                                        ROBOTIC LASERS, INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)
                               CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                                                   Deficit
                                                     Capital       Accumulated
                                                     In            During The
                              Common Stock           Excess        Development
                   Total      Shares       Value     of Par        Stage

BALANCE -
AUGUST 31, 1995 -
AS PREVIOUSLY
REPORTED          $85,947      5,609,700   $561     $386,499         ($301,113)

ADJUSTMENT OF
COST OF REVERSE
ACQUISITION TO
FAIR VALUE OF
NET TANGIBLE
ASSETS OF
COMPANY         (381,024)     --          --      (381,547)             523

BALANCE
AUGUST 31, 1995
AS RESTATED     (295,077)   5,609,700     561        4,952         (300,590)

NET (LOSS)
FOR THE
FOUR MONTHS
ENDED
DECEMBER 31,
1995          ( 292,230)      --          --          --           (292,230)

BALANCE -
DECEMBER 31,
1995          ($587,307)  5,609,700     $561      $   4,952         ($592,820)



                            See Accompanying Notes to Financial Statements

                                        ROBOTIC LASERS, INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)
                                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (unaudited)

                              From Inception
                              (March 7, 1994)
                               Through          Four Months        Three Months
                              December 31,      Ended              Ended
                                                December 31,       November 30
                                 1995                1995              1994

CASH FLOWS FROM
OPERATING ACTIVITIES:
     Net (Loss)                ($592,820)        ($292,230)           ($94)
 Adjustment to Reconcile
 Net (Loss) to Cash
 Flows from Operating Activities:
 Depreciation and Amortization     17,807           17,473             60
 Common Stock issued for services
 rendered                          19,600              --              --
 Changes in operating assets
and liabilities:
Other Assets                    (27,402)         218,053               --
Accounts Payable and
 Accrued Expenses               117,138           29,896               34
Prepaid Expenses                  (703)           3,031                --
Payroll Taxes Payable           10,000            1,027                --
Accrued Interest Payable        28,096           15,852                --

NET CASH PROVIDED (USED) BY
OPERATING ACTIVITIES:         (428,284)         (6,898)                --

CASH FLOWS FROM INVESTING
ACTIVITIES:
Acquisition of Computer
Equipment                   (319,774)        (319,774)                 --

CASH FLOWS FROM FINANCING
ACTIVITIES:
Repayment to Stockholders     --               (6,820)                 --
Loans and Advances from
Country Club Transportation
Services, Inc.                   --            (4,800)                 --
Proceeds from Issuance
of Note Payable
 - Loeb Holding Corp.      650,000            215,000                  --
Other                      (14,087)              --                    --
Payments under
Computer Equipment
Lease                       (9,724)            (9,724)                 --
Proceeds from sale
 and lease-back             144,482            144,482                 --

NET CASH PROVIDED BY
FINANCING ACTIVITIES:       770,671            338,138                 --

NET INCREASE (DECREASE)
 IN CASH                     22,613             11,466                 --

CASH - BEGINNING
OF PERIOD                       --             11,147                   5

CASH - END OF PERIOD     $   22,613        $    22,613               $  5


SUPPLEMENTAL CASH
FLOW INFORMATION:
 Interest paid          $     8,426       $      8,426              $  --



                            See Accompanying Notes to Financial Statements

                                        ROBOTIC LASERS, INC. AND SUBSIDIARY
                                         (A Development Stage Enterprise)
                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                                    (unaudited)

Note 1            Basis of Presentation

                  The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-K and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

                  Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the most recent fiscal year.

Note 2            Activities of the Company

                  The Company is in the development stage and has not yet generated any revenues from operations. The Company's funds have been provided from Loeb Holding Corporation, Country Club Transportation Services, Inc., an affiliated entity and LTI Ventures Leasing Corporation.

                  As reflected in the accompanying consolidated financial statements, the Company has incurred net losses of $592,820 since inception, and at December 31, 1995, had a working capital deficiency of $176,930. These factors, among others, indicate that the Company may be unable to continue in existence. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3            Long-Term Debt

                  On September 5, 1995, the Company and Loeb Holding Corp. ("Loeb") signed an agreement whereby Loeb purchased 1,682,910 shares of Common Stock of the Company. In consideration for the sale of the stock, Loeb agreed to loan the Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000. In addition, Loeb loaned the Company an additional $150,000 in December 1995.

                  (a) The promissory note for $475,000 supersedes the previous Interim Loan Agreements and repayments of the advances is governed by these promissory notes and not by the provisions of any of the interim loan agreements.

                  The principal amount of the $475,000 note is to be repaid in 12 equal quarterly payments commencing two (2) years from the date of said note. Prepayments may be made at any time without penalty. Interest is accrued at the rate of nine percent (9%) per annum and interest payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that this Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided herein. Interest shall begin to run from the date that the monies are or were advanced to the Maker. On March 31, 1996, all interest accrued through that date was calculated and shall be paid in four equal installments on March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996. In addition, the first quarterly interest payment shall be made on March 31, 1996, for interest due for the first quarter of 1996, and quarterly interest payments shall be made thereafter on March 31st, June 30th, September 30th and December 31st of each year.
                  (b) The Promissory Note for $25,000 accrues interest at the rate of nine percent (9%) per annum payable quarterly and is convertible at the sole option of the holder into a maximum of an additional 30% of the common shares of the Company determined by a sliding scale based on the audited pretax profits of the Company during the second and third years of operations of the Company on a sliding scale based upon the Company achieving between 50% and 80% of the projections provided to Loeb. (Example: If the Company achieves 80% or better of projection, no conversion; if the Company achieves 50% or less of projection, conversion into 30% of the Company; if the Company achieves between 50% and 80% of projection, the note is convertible into the pro-rata portion of 30% of the Company, i.e., 70% achievement equals one-third of the 30% of the Company.)

                  Unless previously converted, the principal amount of this note shall be repaid by the Company in twelve (12) equal quarterly installments, the first principal payment to be made on April 1, 1998.

                  There was no cash paid for interest for the four months ended December 31, 1995. As of the date of this report, no cash has been paid to Loeb for interest and the Company is technically in default on the Loeb Notes.


Note 4            Computer Equipment Lease

                  On September 30, 1995, the Company entered into a sale and lease-back arrangement with LTI Ventures Leasing Corp. (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI. In consideration of the sale, the Company received a total of $144,482 and agreed to lease back the hardware and software for initial terms ranging from 24 to 30 months at a monthly rental totalling $6,050.

                  At the end of the initial lease term, the Company may:

                  (a) Extend the Initial Term for not less than all Equipment for an additional 12 months at a Monthly Rental equal to a prescribed percentage of the Monthly Rental paid by Lessee during the Initial Term, provided all payments have been made in accordance with the Lease and there shall be no default under the Lease by the Lessee, title to the Equipment shall pass to Lessee at the expiration of the 12- month extension and upon payment of $1.00;
                  (b) Extend the Initial Term for not less than all the Equipment for an additional 12 months at Fair Market Value rental;
                  (c) Purchase not less than all the Equipment at Fair Market Value for a purchase price equal to the Fair Market Value thereof as of the end of the Initial Term, plus any taxes applicable at the time of purchase. The purchase price shall be paid by Lessee to Lessor at least thirty (30) days before the expiration of the Initial Term; or
                  (d) Return not less than all the Equipment, subject to remarketing charge equal to 5% of the Purchase Price.

                  As a consideration for entering into the aforementioned agreement with the Company, LTI was granted a 5-year warrant to purchase a maximum of 21,673 shares of Common Stock of the Company for cash at a price of $1.00 per share.

Note 5            Restatement

                  The consolidated financial statements for the year ended August 31, 1995 are being restated to reflect the fair value of the Company's net tangible assets instead of the outstanding shares as the cost of the reverse acquisition of Corporate Travel Link, Inc.

                                 MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations, Liquidity and Capital Resources

                  The Company is in the development stage and has not yet generated any revenues from operations. As reflected in the accompanying financial statements, the Company has incurred losses of $592,820 since inception and at December 31, 1995 had a working capital deficit of $176,930.

                  At December 31, 1995, current assets were lower than current liabilities by $176,930, while at August 31, 1995, current assets were lower than current liabilities by $105,198. The current ratio was 0.12 to 1 at December 31, 1995, and at August 31, 1995.

                  Selling, general and administrative expenses were $250,454 for the four months ended December 31, 1995 as compared to $34 during the three months ended November 30, 1994.

                  The Company's funds have principally been provided from Loeb Holding Corp. (See Note 3), and LTI Ventures Leasing Corporation (See Note 4).

                  On September 5, 1995, the Company and Loeb Holding Corp. signed an agreement whereby Loeb purchased 1,682,910 shares of Common Stock of the Company. In consideration for the sale of the stock, Loeb agreed to loan the Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000. In addition, Loeb loaned the Company an additional $150,000 in December 1995.

                  On September 30, 1995, the Company entered into a sale and lease-back arrangement with LTI Ventures Leasing Corp. (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI. In consideration for the sale, the Company received a total of $144,482 and agreed to lease back the hardware and software for initial terms of 24 to 30 months at a monthly rental totalling $6,050 (See Note 4).

                  At December 31, 1995, the Company had cash and cash equivalents of $22,613 and a working capital deficit of $176,930. Management of the Company estimates that it will require additional funding of approximately $500,000 to provide for its planned operations for the next six months. The Company is exploring a number of options to raise the required funds.

PART II OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  (b) Reports on Form 8-K.

                  A report on Form 8-K, complete with all applicable exhibits, was filed on February 2, 1996.

SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      ROBOTIC LASERS, INC.



Date: June 11, 1996
                                                         Joseph Cutrona
                                                      President and Chairman



Date: June 11, 1996
                                                              John H. Wasko
                                                       Secretary, Treasurer and
                                                    Principal Financial Officer