Form 10QSB
period 1996-03-31
ROBOTIC LASERS INC
filed 1996-09-04
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                   Washington, D.C. 20549

                                        Form 10-QSB
                                 (Mark One)
                        X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                           OF THE SECURITIES EXCHANGE ACT OF 1934

                            Commission File Number 033-19522-NY

                      Genisys Reservation Systems, Inc. And Subsidiary

                              (formerly Robotic Lasers, Inc.)
                  (Exact Name of registrant as specified in its charter)

                 New Jersey                              22-2719541
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

Yes             No

                            APPLICABLE ONLY TO CORPORATE ISSUERS

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1996:
5,669,700 shares of Common Stock
                  Transitional Small Business Disclosure Format (check one)

Yes    X        No

                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                              (formerly Robotic Lasers, Inc.)
                              (a Development Stage Enterprise)
                                CONSOLIDATED BALANCE SHEETS
                                            March             December
                                                31,1996        31, 1995
                                                               (unaudited)
                                           ASSETS

CURRENT ASSETS:
         Cash                       $     248        $    22,613
         Prepaid Expenses                  --                   703
         Total Current Assets              248             23,316
EQUIPMENT, NET OF
 ACCUMULATED
 DEPRECIATION OF
 $35,995 and $17,393                  339,754             302,381
OTHER ASSETS
Deposits and Other                      28,907              26,988
                                    $368,909           $ 352,685
                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY) CURRENT LIABILITIES:
Accounts payable and
 accrued expenses                   $ 154,333          $ 117,138
Current portion of obligation
 under computer
   equipment lease                       57,756             45,012
Accrued interest payable                 43,378             28,096
Accrued consulting fees - officer                31,500                 --
         Payroll taxes payable           10,000             10,000
         Total current liabilities     296,967            200,246
LONG-TERM DEBT                         725,000            650,000
LONG-TERM PORTION OF
OBLIGATION UNDER
COMPUTER EQUIPMENT
 LEASE                                   93,918             89,746
                                    1,115,885             939,992
STOCKHOLDERS' EQUITY
 (DEFICIENCY):
Preferred Stock, $.0001 Par Value: 25,000,000  Shares Authorized;
 None Outstanding Common Stock,
$.0001 Par Value: 75,000,000
Shares Authorized; 5,669,700
and 5,609,700
Shares Issued and Outstanding            567         561
 Paid In Capital                         64,946                4,952
 Deficit Accumulated During the
 Development Stage                   (812,489)           (   592,820)
                                     (746,976)           (   587,307)
                                    $368,909           $ 352,685

                       See Accompanying Notes to Financial Statements

                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                              (formerly Robotic Lasers, Inc.)
                              (A Development Stage Enterprise)

                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                DURING THE DEVELOPMENT STAGE
                                        (unaudited)
                           From Inception
                           (March 7, 1994)       Three Months     Three Months
                                Through           Ended            Ended
                           March 31,             March 31,        March 31,
                            1996                  1996              1995
REVENUES AND EXPENSES DURING
     THE DEVELOPMENT STAGE:
         Revenue           $       --          $     --       $   --


Expenses:
General and Administrative       717,350          178,859           15,998
Depreciation and Amortization     36,469           18,662               60
                                 753,819          197,521           16,058
(LOSS) FROM OPERATIONS          (753,819)       ( 197,521)        ( 16,058)
INTEREST EXPENSE                  58,670           22,148              155
NET (LOSS) INCURRED
DURING THE
DEVELOPMENT STAGE             ($812,489)    ($219,669)        ($16,213)
NET (LOSS) PER
COMMON SHARE               ($ .16)            ($ .04)          ($ .00)


WEIGHTED AVERAGE
NUMBER OF  COMMON
SHARES OUTSTANDING5,224,634                 5,632,117         5,069,543


                       See Accompanying Notes to Financial Statements

                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                              (formerly Robotic Lasers, Inc.)
                              (A Development Stage Enterprise)
                       CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                        (Unaudited)



                                       Common Stock
                                    Total            Shares               Value


BALANCE - DECEMBER 31,
 1995                               ($587,307)       5,609,700         $561

ISSUANCE OF COMMON
STOCK                                    60,000           60,000             6

NET (LOSS) FOR THE
THREE MONTHS ENDED
MARCH 31, 1996                      ( 219,669)             --             --

BALANCE - MARCH 31, 1996            ($746,976)       5,669,700         $567


                                                           Deficit Accumulated
                                    Capital                During the
                                    In Excess              Development
                                    Of Par                  Stage


BALANCE - DECEMBER 31,
 1995                               $   4,952                 ($592,820)

ISSUANCE OF COMMON
STOCK                                   59,994

NET (LOSS) FOR THE
THREE MONTHS ENDED
MARCH 31, 1996                            --                  ( 219,669)

BALANCE - MARCH 31, 1996            $64,946                   ($812,289)



                       See Accompanying Notes to Financial Statements

                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                              (formerly Robotic Lasers, Inc.)
                              (A Development Stage Enterprise)
                            CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (unaudited)

                           From Inception
                           (March 7, 1994)
                          Through       Three Months Ended    Three MonthsEnded
                          March 31,         March 31,               March 31,
                           1996               1996                    1995

CASH FLOWS FROM
 OPERATING ACTIVITIES:
     Net (Loss)              ($812,489)    ($219,669)                 ($16,213)
    Adjustment to Reconcile
Net (Loss) to Cash
 Flows from Operating Activities:
 Depreciation and Amortization   36,469        18,662                  60
 Common Stock issued for
 services rendered               19,600          --                     9,600
Changes in operating assets
 and liabilities:
 Other Assets              (    29,381)     (  1,979)               ( 27,500)
 Accounts Payable and
 Accrued Expenses             185,833         68,695                 ( 12,371)
 Prepaid Expenses                  --            703                      --
 Payroll Taxes Payable           10,000          -                        --
 Accrued Interest Payable        43,378          15,282                   --

NET CASH PROVIDED
(USED) BY  OPERATING
 ACTIVITIES:                ( 546,590)      ( 118,306 )            ( 46,424 )

CASH FLOWS FROM INVESTING ACTIVITIES:
 Acquisition of Equipment   ( 375,749)      (    55,975)              --
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from Issuance of Note Payable
   - Loeb Holding Corp.       725,000             75,000              60,000
     Other                 (    14,087)             --                  --
Payments under Computer
 Equipment Lease           (    17,925)     (       8,201)              --
 Proceeds from sale and
  lease-back                  169,599             25,117                --
 Issuance of Common Stock     60,000              60,000                --

NET CASH PROVIDED BY
 FINANCING ACTIVITIES:       922,587             151,916              60,000
NET INCREASE
(DECREASE) IN CASH               248      (    22,365)                13,576
CASH - BEGINNING OF
PERIOD                           --            22,613                     40
CASH - END OF PERIOD    $        248     $        248               $ 13,616

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid         $    15,292      $      6,866         $  --

                       See Accompanying Notes to Financial Statements

                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                              (formerly Robotic Lasers, Inc.)
                              (A Development Stage Enterprise)
                         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                        (unaudited)

Note 1            Basis of Presentation

 The consolidated balance sheet at the end of the preceding fiscal year has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.

                  Footnote disclosures normally included in financial statements prepared in accordance with the generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and
Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

Note 2            Activities of the Company

                  The Company is in the development stage and has not yet generated any revenues from operations. The Company's funds have been provided from Loeb Holding Corporation, Country Club Transportation Services, Inc., an affiliated entity and LTI Ventures Leasing Corporation.

                  As reflected in the accompanying consolidated financial statements, the Company has incurred net losses of $812,489 since inception, and at March 31, 1996, had a working capital deficiency of $296,719. These factors, among others, indicate that the Company may be unable to continue in existence. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3            Long-Term Debt

                  On September 5, 1995, the Company and Loeb Holding Corp.
(Loeb) signed an agreement whereby Loeb purchased 1,682,910 shares of Common Stock of the Company. In consideration for the sale of the stock, Loeb agreed to loan the Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000.

                  (a) The promissory note for $475,00 supersedes the previous Interim

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

                  On December 1, 1995, the Company and Loeb signed an interim loan agreement whereby Loeb loaned the Company the sum of $50,000 due in 60 days together with interest of 9% to be used as working capital. Additionally on
December 4, 1995, January 16, 1996, February 23, 1996, and March 12, 1996, the Company and Loeb signed additional interim loan agreements whereby Loeb loaned the Company the sums of $100,000, $50,000, $25,000 and $25,000 respectively. Each of these additional interim loans were due in 60 days from the date of each agreement and accrued interest at 9% per annum.

                  Loeb has the option to convert the five interim loan agreements into two term Promissory Notes, one in the principal amount of $237,500 and the other in the principal amount of $12,500. The two promissory notes would supersede the above Interim Loan Agreements and repayment of the advances would be governed by these promissory notes and not by the provisions of any of the interim loan agreements. In consideration for the conversion of the interim loan agreements into the two term Promissory Notes, Loeb will receive 841,455 shares of Common Stock of the Company.

                  The principal amount of the $237,500 note is to be repaid in 12 equal quarterly payments commencing two (2) years from the date of said note.

Prepayments may be made at any time without penalty.  Interest is accrued at a rate
of nine percent (9%) per annum and interest payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that the Note becomes due
and payable as a result of acceleration, prepayment or as otherwise provided therein.
Interest shall begin to run from the date that the monies are or were advanced to the
Maker.

                  The Promissory Note for $12,500 will accrue interest at the rate of nine percent (9%) per annum payable quarterly and is convertible at the sole option of
the holder into a maximum of an additional 15% of the common shares of the Company determined by a sliding scale based on the audited pretax profits of the Company during the second and third years of operations of the Company on a sliding scale based upon the Company achieving between 50% and 80% of the projections provided to Loeb. (Example: If the Company achieves 80% or better of projection, no conversion; if the Company achieves 50% or less of projection, conversion into 15% of the Company; if the Company achieves between 50% and 80% of projection, the note is convertible into the pro-rata portion of 15% of the
Company, i.e., 70% achievement equals one-third of the 15% of the Company). Unless previously converted, this $12,500 principal amount, together with any accrued but unpaid interest, shall become a demand note after the third year of operation of the Company.

                  There was no cash paid for interest for the three months ended March 31, 1996. As of the date of this report, no cash has been paid to
 Loeb for
interest and the Company is technically in default on the Loeb Notes.

Note 4            Computer Equipment Lease

                  On September 30, 1995, the Company entered into a sale and lease-back arrangement with LTI Ventures Leasing Corp. (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI.
 In
consideration of the sale, the Company received a total of $169,599 and agreed to lease back the hardware and software for initial terms ranging from 24 to 30 months at a monthly rental totaling $7,039.

                  At the end of the initial lease term, the Company may:

                  (a) Extend the Initial Term for not less than all Equipment for an additional 12 months at a Monthly Rental equal to a prescribed percentage of the Monthly Rental paid by Lessee during the Initial Term, provided all payments have been made in accordance with the Lease and there shall be no
                           default under the Lease by the Lessee, title to the Equipment shall pass to Lessee at the expiration of the 12-month extension and upon payment of $1.00;
                  (b) Extend the Initial Term for not less than all the Equipment for an additional 12 months at Fair Market Value rental;
                  (c) Purchase not less than all the Equipment at Fair Market
                           Value for a purchase price equal to the Fair Market Value thereof as of the end of the Initial Term, plus any taxes applicable at the time of purchase. The purchase price shall be paid by Lessee to Lessor at least thirty (30) days before the expiration of the Initial Term; or
                  (d) Return not less than all the Equipment, subject to remarketing charge equal to 5% of the Purchase Price.

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


                            MANAGEMENT'S DISCUSSION AND ANALYSIS
                      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Operations, Liquidity and Capital Resources

                  The Company is in the development stage and has not yet generated any revenues from operations. As reflected in the accompanying financial statements, the Company has incurred losses of $812,489 since inception and at March 31, 1996 had a working capital deficit of $296,719.

                  At March 31, 1996, current assets were lower than current liabilities by $296,719, while at December 31, 1995, current assets were lower than current liabilities by $176,930. The current ratio was 0.001 to 1 at March 31, 1996, and 0.12 to 1 at December 31, 1995.

                  Selling, general and administrative expenses were $178,859 for the three months ended March 31, 1996 as compared to $15,998 during the three months ended March 31, 1995. The primary reason for the difference between the two periods is the commencement of operations during the earlier period when the Company had no employees, while during the latter period the Company was fully operational with 5 full-time employees.

                  The Company's funds have principally been provided from Loeb Holding Corp. (See Note 3), and LTI Ventures Leasing Corporation (See Note 4).

                  On September 5, 1995, the Company and Loeb Holding Corp. signed an agreement whereby Loeb purchased 1,682,910 shares of Common Stock of the Company. In consideration for the sale of the stock, Loeb agreed to loan the
Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000. In addition, Loeb loaned the Company an additional $150,000 in December 1995 and $75,000 during the three months ended March 31, 1996.

                  On September 30, 1995, the Company entered into a sale and lease-
back arrangement with LTI Ventures Leasing Corp. (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI.
 In
consideration for the sale, the Company received a total of $169,599 and agreed to lease back the hardware and software for initial terms of 24 to 30 months at a monthly
rental totaling $7,039 (See Note 4).

                  During the quarter ended March 31, 1996, the Company sold
10,000
shares of the Company's restricted Common Stock to a former officer and director of the Company at a price of $1.00 per share. During the same period, the Company also sold 50,000 shares of the Company's restricted Common Stock to an unrelated party at a price of $1.00 per share.

                  At March 31, 1996, the Company had cash and cash equivalents of
$248 and a working capital deficit of $296,719. Management of the Company estimates that it will require additional funding of approximately $500,000 to provide for its planned operations for the next six months. The Company is exploring a number of options to raise the required funds, but there is no assurances that additional financing will be consummated.

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

                                            GENISYS RESERVATION SYSTEMS, INC.
                                             (formerly Robotic Lasers, Inc.)

Date: September 4, 1996
                                                     Joseph Cutrona
                                                     President and Chairman



Date: September 4, 1996
                                                     John H. Wasko
                                                     Secretary, Treasurer and
                                                     Principal Financial Officer



EXHIBIT 27


                                   FINANCIAL DATA SCHEDULE
                             Genisys Reservation Systems, Inc.



Fiscal Year End       December 31, 1996
Period Start             January 1, 1996
Peirod End              March 31, 1996
Cash                                                    .248
Securities                                                -
Receivables                                             -
Allowances                                             -
Inventory                                                -
Current Assets                                    .248
PP&E                                            375.7
Depreciation                                  (36.0)
Total Assets                                  368.9
Current Liabilities                         299.0
Preferred Mandatory                              -
Preferred                                               -
Common                                            .567
Other SE                                     (746.4)
Total Liability and Equity             368.9
Sales                                                    -
Total Revenues                                    -
CGS                                                    -
Total Costs                                         -
Other Expenses                             753.8
Loss Provision                                    -
Interest Expense                              58.7
Income Pretax                              (812.5)
Income Tax                                       -
Income Continuing                        (812.5)
Discontinued                                    -
Extraordinary                                  -
Changes                                           -
Net Income                                  (812.5)
EPS-Primary                                (.16)
EPS Diluted                                 (.16)

                              September 4, 1996


Securities and Exchange Commission
Washington, D.C.



                        Re: Genisys Reservation Systems, Inc.
                            and Subsidiary (formerly Robotic Lasers, Inc.)



Gentlemen:

On behalf of our cllient, we transmit to you Form 10-QSB.

                        Very truly yours,

                        David W. Sass