Form 10-Q/A
period 1996-06-30
ROBOTIC LASERS INC
filed 1996-11-07
CIK 827100

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

                                       (For the Quarter ended June 30, 1996)

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

                                       2401 Morris Avenue, New Jersey 07083
                      (Address of principal executive offices) (Zip Code)
                                                  (908) 810-8767
                                  Issuer's Telephone Number including Area Code


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

                                                      Yes No

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

    State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1996: 2,834,866 shares of Common Stock (as adjusted for stock split)

                  Transitional Small Business Disclosure Format (check one)

                                                     Yes X No

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                         ( A development Stage Enterprise)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                           DURING THE DEVELOPMENT STAGE
                                                    (unaudited)


                                            Six Months            Six  Months
                                              Ended                  Ended
                                            June 30, 1996        June 30, 1995
                                            -------------         -------------


REVENUES AND EXPENSES DURING
      THE DEVELOPMENT STAGE
           Revenue                          $        --          $     --
                                             ---------------   ---------------

           Expenses -
           General and Administrative          422,428             128,311
           Depreciation and Amortization         41,669                381
           Interest Expense                      48,493              6,110
                                            -----------          -------------
                                               512,590             134,802
                                            ----------            -----------

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                  ($512,590)            ($ 134,802)
                                            ==========            ===========

NET (LOSS) INCURRED
     PER COMMON SHARE                       ($    .18    )        ($    .05  )


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING               2,825,455             2,534,772
                                            ===========          =============



                                                                 From Inception
                      Three Months      Three Months              March 7, 1994
                      Ended                 Ended                    Through
                     June 30, 1996     June 30, 1995             June 30, 1996



REVENUES AND
EXPENSES DURING
THE DEVELOPMENT
 STAGE
         Revenue     $       --        $        --               $      --


Expenses -
General and
 Administrative         243,569                 64,155              960,919
Depreciation and
 Amortization            23,007                     191              59,476
Interest Expense         26,345                   3,055               85,015
                    ------------      -----------------         ------------
                        292,921                 67,401           1,105,410
                    -----------       ----------------          ----------

NET (LOSS)
INCURRED DURING
THE DEVELOPMENT
 STAGE                ($292,921)         ($      67,401)          (1,105,410)
                       ==========        ================          ===========

NET (LOSS)
INCURRED
 PER COMMON SHARE      ($    .10    )    ($      .03        )      ($     .42 )


WEIGHTED AVERAGE
NUMBER OF
COMMON SHARES
OUTSTANDING            2,834,850            2,534,772                2,636,254
                       ==========        =================         ===========



                         See Accompanying Notes to Financial Statements

                          GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                    (formerly Robotic Lasers, Inc.)
                                      A Development Stage Enterprise
                                      CONSOLIDATED BALANCE SHEETS


                                      June                      December
                                      30, 1996                  31, 1995
                                     --------                  --------
                                   (unaudited)

                                                      ASSETS

CURRENT ASSETS
Cash and cash equivalents          $ 396,928                 $    22,613
        Prepaid Expenses                 523                        703
                                    ------------             --------------
         Total Current Assets         397,451                      23,316

EQUIPMENT, NET OF ACCUMULATED
DEPRECIATION OF $58,942
 and $17,393                          419,663                    302,381

OTHER ASSETS
       Deposits and Other              28,847                     26,988
                                    -----------               ------------
                                    $ 845,961                 $  352,685
                                    ---------                 ----------

                   LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES:
Notes Payable - private investors    $ 750,000                 $  650,000
Accounts Payable and accrued
 expenses                               231,739                      98,012
Current portion of obligation under
 computer equipment lease                65,367                     45,012
Accrued interest payable - private
 investors                              63,973                     28,096
Accrued consulting fees - officer       40,500                       ---
Loans and advances from related
 parties                               51,023                     19,126
Payroll taxes payable                       ---                    10,000
                                    ---------------            -----------
Total current liabilities            1,202,602                     850,246

Long-term portion of obligation under
    computer equipment lease            78,256                     89,746
Loans payable                          563,500                        ---
Convertible notes payable               30,000                       ---
                                     -----------                ----------
                                     1,874,358                     939,992
                                     ---------                  ----------

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred Stock, $.0001 Par Value:
 25,000,000 shares Authorized;
 None Outstanding Common Stock,
$.0001 Par Value; 75,000,000
Shares Authorized; 2,834,866 and
2,804,866 Shares Issued and
 Outstanding                              283                       280
Paid in Capital                       76,730                      5,233
Deficit Accumulated During
 the Developmental Stage              (1,105,410)                 ( 592,820)
                                    -----------                 ---------
                                    (1,028,397)                 ( 587,307)
                                      ----------                 ---------

                                      $  845,961                 $ 362,685
                                       ==========                 =========



                        See Accompanying Notes to Financial Statements
                                                         2

                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                         (A Development Stage Enterprise)
                                  CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                                                    (Unaudited)


                                                                       Deficit
                                                                   Accumulated
                                                 Additional          During The
                              Common Stock         Paid-In          Development
                      Total     Shares     Value    Capital             Stage


BALANCE - DECEMBER
31, 1995          ($587,307)   2,804,866   $280    $  5,233         ($592,820)

PROCEEDS FROM ISSUANCE
OF COMMON STOCK      60,000      30,000       3      59,997

PROCEEDS FROM ISSUANCE
     OF WARRANTS     11,500                          11,500

NET (LOSS) FOR THE
SIX MONTHS ENDED
JUNE 30, 1996     ( 512,590)       --         --      --             ( 512,590)
                  --------         ----------------  --------   --------------


BALANCE - JUNE
 30, 1996       ($1,028,397)    2,834,866   $283     $ 76,730      ($1,105,410)
                 ===========      =========         ----             --------



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


                                                                From Inception
                                                                 March 7, 1994
                        Six Months Ended     Six Months Ended        Through
                        June 30,                June                 June 30,
                        1996                   1995                     1996


CASH FLOWS FROM
OPERATING ACTIVITIES
     Net (Loss)         ( $512,590)         ( $134,802)          ($1,105,410)
Adjustment to Reconcile
Net (Loss) to Cash
Flows from Operating
 Activities:
Depreciation and
Amortization               41,669                   381               59,476
Common Stock issued
 for services rendered       --                      9,600           19,600
Changes in operating
 assets and liabilities:
Other Assets               (1,979)              (   243,255)         (29,381)
Accounts Payable and
 Accrued Expenses         164,227                    21,085          258,152
Prepaid Expenses             180                    ( 1,867)          ( 523)
Accrued Interest Payable   35,877                     --              63,973
                         ----------          --------------------------------


NET CASH FLOWS FROM
OPERATING ACTIVITIES    ( 272,616)                ( 348,858)        ( 734,113)
                        -------------        --------------   --------------

CASH FLOWS FROM
INVESTING ACTIVITIES
Acquisition of
 Equipment              ( 158,831)                 --                ( 478,605)
               --------------         --------------------        -------------

CASH FLOWS FROM
FINANCING ACTIVITIES
Proceeds from Issuance
 of Notes Payable         100,000                    360,000           750,000
Payments under Computer
 Equipment Lease         (16,252)                      --             ( 25,976)
Proceeds from sale and
 lease-back               25,117                       --              169,599
Proceeds from Issuance
 of Common Stock          60,000                        --              60,000
Advances from related
 parties                  31,897                       --              51,023
Proceeds from issuance
 of Notes Payable
 and Related Warrants    575,000                        --            575,000
Proceeds from issuance
of Convertible Notes
 Payable                  30,000                       --              30,000
                   --------------               -----------------------------

NET CASH FLOWS FROM
FINANCING ACTIVITIES     805,762                      360,000       1,609,646
                         -------------          ---------------  -----------

NET INCREASE IN CASH      374,315                     11,142          396,928

CASH - BEGINNING OF
 PERIOD                   22,613                         5           --
                         -------------         ------------------------------

CASH - END OF PERIOD   $  396,928                    $11,147        $ 396,928
                        =============            ==============    ===========


SUPPLEMENTAL CASH FLOW
 INFORMATION
     Interest paid     $     13,084                 $    --      $     21,510
                             ============     =============================
Net liabilities assumed
 in reverse acquisition  $       --              $        --      $     14,087
                         =================       =============================

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

Note 2            Activities of the Company

                  The Company is in the development stage and has not yet generated any revenues from operations. The Company's funds have been provided from Loeb Holding Corporation, LTI Ventures Leasing Corporation, and from certain private offerings.

                  As reflected in the accompanying consolidated financial statements, the Company has incurred net losses of $1,105,410 since inception, and at June 30, 1996, had a working capital deficiency of $805,151. These factors, among others, indicate that if the Company is unable to secure additional financing, it may be unable to continue in existence. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

Note 3            Long-Term Debt

                  On September 5, 1995, the Company and Loeb Holding Corp., as agent, (Loeb) signed an agreement whereby Loeb purchased 841,455 shares of Common Stock of the Company. In consideration for the sale of the stock, Loeb agreed to loan the Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000.

                  The principal amount of the $475,000 note is to be repaid in 12 equal quarterly payments commencing two (2) years from the date of said note. Prepayments may be made at any time without penalty. Interest is accrued at the rate of nine percent (9%) per annum and interest payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that this Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided herein. Interest shall begin to run from the date that the monies are or were advanced to the Maker. On March 31, 1996, all interest accrued through that date was calculated and was to be paid in four equal installments on March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996. In addition, the first quarterly interest payment shall be made on March 31, 1996, for interest due for the first quarter of 1996, and quarterly interest payments shall be made thereafter on March 31st, June 30th, September 30th and December 31st of each year.

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

                  On December 1, 1995, the Company and Loeb signed a convertible interim loan agreement whereby Loeb loaned the Company the sum of $50,000 due in 60 days together with interest of 9% to be used as working capital. Additionally on December 4, 1995, January 16, 1996, February 23, 1996, and March 12, 1996, the Company and Loeb signed additional convertible interim loan agreements whereby Loeb loaned the Company the sums of $100,000, $50,000, $25,000 and $25,000 respectively. Each of these additional convertible interim loans were due in 60 days from the date of each agreement and accrued interest at 9% per annum.

                  Loeb has the option to convert the five convertible interim loan agreements into two term Promissory Notes, one in the principal amount of $237,500 and the other in the principal amount of $12,500. The two promissory notes would supersede the above convertible interim loan agreements and repayment of the advances would be governed by these promissory notes and not by the provisions of any of the interim loan agreements. In consideration for the conversion of the interim loan agreements into the two term Promissory Notes, Loeb will receive 420,728 shares of Common Stock of the Company.

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

                  There was no cash paid for interest for the six months ended June 30, 1996. As of the date of this report, no cash has been paid to Loeb for interest and the Company is technically in default on the Loeb Notes. Accordingly, such notes payable are classified as current liabilities in the accompanying financial statements.

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

                  As a consideration for entering into the aforementioned agreement with the Company, LTI was granted a 5-year warrant to purchase a maximum of 12,721 shares of Common Stock of the Company for cash at a price of $2.00 per share.

Note 5            Loans Payable

                  Pursuant to a private offering, the Company issued 11.5 units to various unrelated third parties in May and June 1996. Each $50,000 unit consists of a $49,000 three year promissory note bearing interest at 10% per annum and a Class A redeemable common stock purchase warrant valued at $1,000 per unit.

                  The principal and interest on the promissory notes are to be repaid the earlier of three years from issuance or thirty days after the closing date of the first underwritten public offering of the Company's securities.

                  Each Class A common stock purchase warrant entitles the holder to purchase up to 25,000 shares of the Company's common stock at an exercise price of $5.75 per share. The rights represented by this warrant are exercisable commencing 90 days after the effective date of the public offering registration statement until four years thereafter. The terms and conditions of these warrants are subject to adjustment to conform with the warrants to be registered upon effectiveness of the registration statement filed with the Securities and Exchange Commission. At June 30, 1996, warrants to purchase 287,500 shares of the Company's common stock are outstanding, pursuant to this offering.



Note 6            Convertible Notes Payable

                  In April and June 1996, the Company borrowed a total of $30,000 from two unrelated third parties. The maturity date is the earlier of January 1, 1998, or the consummation of a public offering of the Company's common stock.

                  These notes bear interest at a rate of 7% per annum, payable on the last day of each calendar quarter of each year, commencing March 31, 1997, to the maturity date.

                  If the maturity date of these notes shall occur prior to January 1, 1998, in lieu of the $30,000 payment of the principal amount due, the principal amount due shall be converted into 15,000 fully paid and non-assessable shares of common stock of the Company.

Note 7            Subsequent Events

                  Stock Split - At the annual meeting, stockholders approved an amendment to the Company's Certificate of Incorporation effecting a 2 for 1 reverse stock split of the outstanding shares of Common Stock of the Company as of the record date (June 25, 1996) from 5,669,731 shares to 2,834,866 shares. The accompanying financial statements give retroactive effect to the stock split.

                  Common Stock - In August 1996, the Company canceled 333,216 shares of its Common Stock which had been issued to Steven E. Pollan in connection with the acquisition of Corporate Travel Link. The reason for such cancellation related to various claims made by the Company against Mr. Pollan as a result of material misrepresentation made to the Company and failure to provide services to the Company. Pending return of the shares, they will be considered outstanding for all periods presented.

                                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                  The Company is in the development stage, has not yet generated any revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. The Company does not expect to generate any revenues from operations until 1997. As reflected in the accompanying financial statements, the Company has incurred losses totaling $1,105,410 since inception and at June 30, 1996, had a working capital deficit of $805,151.

                  Selling, general and administrative expenses were $422,428 for the six months ended June 30, 1996 as compared to $128,311 during the six months ended June 30, 1995. The primary reason for the difference between the two periods is the commencement of operations during the earlier period when the Company had no employees, while during the latter period the Company was fully operational with 5 full-time employees. Payroll and payroll-related costs increased approximately $115,000 during 1996. Other cost increases during the 1996 period consist of consulting fees ($40,000), professional fees ($99,000), travel costs ($11,000), marketing costs ($7,000) and other administrative costs ($22,000).

                  Comparison of the results of operations during the 4 months ended December 31, 1995, to the same period in 1994 is not deemed meaningful as the Company only incurred nominal operating costs during the 1994 period.

Liquidity and Capital Resources

                  The Company's funds have principally been provided from Loeb Holding Corp., LTI Ventures Leasing Corporation and a private offering, as described below.

                  In September 1995, Loeb Holding Corp. as agent, (Loeb) agreed to loan the Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000. In addition, Loeb loaned the Company an additional $150,000 in December 1995, $80,000 during the three months ended March 31, 1996, and $20,000 in April 1996. Total loan proceeds to date are $750,000.

                  On September 30, 1995, the Company entered into a sale and lease-back arrangement with LTI Ventures Leasing Corp. (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI. In consideration for the sale, the Company received a total of $169,599 and agreed to lease back the hardware and software for initial terms of 24 to 30 months at a monthly rental totaling $7,039.

                  During the quarter ended March 31, 1996, the Company sold 5,000 shares of the Company's restricted Common Stock to a former officer and the director of the Company for $70,000. During the same period, the Company also sold 25,000 shares of the Company's restricted Common Stock to an unrelated party for $50,000.

Pursuant to a private offering, the Company issued 11.5 units to various unrelated third
parties in May and June 1996. Each $50,000 unit consists of a $49,000 promissory note and a Class A redeemable Common Stock purchase Warrant valued at $1,000 per unit. Each warrant entitles the holder to purchase 25,000 shares of the Company's common stock at $5.75 per share. Total proceeds received from this offering was $575,000 and warrants to purchase 287,500 shares of the Company's common stock were issued.

                  In April and June 1996, the Company received loan proceeds of $30,000 pursuant to agreements entered into with two unrelated parties. These notes are convertible into 15,000 shares of the Company's common stock if the maturity date occurs prior to January 1, 1998.

                  At June 30, 1996, the Company had cash of $396,928 and a working capital deficit of $805,151. Management of the Company estimates that it will require additional funding of approximately $750,000 to provide for its planned operating for the next six months. The Company is exploring a number of operations for next six months. The Company is exploring a number of options to raise the required funds, including the initial public offering contemplated herein, but there are no assurances that additional financing will be consummated.


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


                                             GENISYS RESERVATION SYSTEMS, INC.
                                             (formerly Robotic Lasers, Inc.)


Date: November 7, 1996
                                                     Joseph Cutrona
                                                     President and Chairman



Date November 7, 1996
                                                     John H. Wasko
                                                     Secretary, Treasurer and
                                                     Principal Financial Officer