Form 10-K/A
period 1995-08-31
ROBOTIC LASERS INC
filed 1996-11-12
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-K/A

                                         FOR ANNUAL AND TRANSITION REPORTS
                                      PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                         X Annual Report Pursuant to Section 13 or 15(d) of
                                        The Securities Exchange Act of 1934

                                     For the fiscal year ended August 31, 1995
                                                        or
                         Transition Report Pursuant to Section 13 or 15(d) of
                                        The Securities Exchange Act of 1934
                  For the transition period from          to

                                         Commission File No. 033-19522-NY

                                         GENISYS RESERVATION SYSTEMS, INC.
                                          (Formerly Robotic Lasers, Inc.)
                    (Exact name of registrant as specified in its charter)

New Jersey                                                      22-2 719541
(State or other jurisdiction of                            ( I.R.S. Employer
      incorporation or organization)                      Identification No.)

2401 Morris Avenue, Union, NJ                                     07083
(Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including are. code: (908) 810-8767 Securities registered pursuant to Section 12(b) of the Act: NONE
Securities registered pursuant to Section 12(g) of the Act: NONE

        Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
 (2) has been subject to
such filing requirements for the past 90 days.
                              Yes- X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing. NOT AVAILABLE APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS: Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes No APPLICABLE ONLY TO CORPORATE REGISTRANTS Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of latest practicable date. The number of shares outstanding of the registrant's Common Stock as of November 30, 1995 was 5,609,732 shares, $.0001 par value per share. DOCUMENTS INCORPORATED BY
REFERENCE: List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly des cribed for identification purposes. NONE

                                                      PART I

Item 1.    Business.

History

The Company was incorporated in New Jersey in April 1986 as a wholly-owned subsidiary of JEC Lasers, Inc. ("JEC") to continue the research and development of an ultra-compact, multi- kilowatt CO2 laser begun under an agreement with Loughborough Consultants Ltd ("LCL"), which is affiliated with Loughborough University of Technology, Loughborough, Leicestershire, England.

Due to the
uncertain financial condition of JEC and, in order to preserve the CO2 laser technology which management felt may have had some value, on May 30, 1986, the Board of Directors of JEC voted to spin-off Robotic Lasers into an independent, publicly-owned corporation by issuing a stock dividend of one share of the Company's Common Stock for every four shares of JEC common stock outstanding to all shareholders of record as of July 8, 1986. On September 23, 1988, the shares were registered under the Securities Act of 1933, as amended. On June 25, 1986, the Company and JEC signed a Purchase Agreement whereby the Company acquired all of the assets, rights and properties relating to JEC's CO2 laser research and development agreement with LCL, subject to certain liabilities.

On March 3,
1995, the Company sold all of the assets, rights and properties relating to the C02 laser research and development agreement with LCL, subject to certain liabilities, to JEC for $345,593 which generated a profit of approximately $246,000.

 On August 9,  1995,  the  shareholders  of the  Company  approved  an amendment to the Company's Certificate of Incorporation to effect a fifty-five-for-one reverse stock split pursuant to which each fifty-five shares of the Company's Common Stock outstanding as of its close of business on July 12, 1995 was replaced by one share of Common Stock. The reverse stock split reduced the number of outstanding shares of Common Stock of the Company as of July 12, 1995 from 30,853,352 to 560,970 (before July 16, 1996 two for one reverse  split)  shares of Common  Stock.

On August 11,  1995,  Robotic  Lasers
acquired Corporate Travel Link, Inc. (a development-stage enterprise) which was incorporated on March 7, 1994, by issuing 5,048,730 (before July 16, 1996 two for one reverse split) shares of restricted New Common Stock of the Company in exchange for 300 shares of the Common Stock of Corporate Travel Link ("Travel Link"), which represented all of the authorized, issued and outstanding shares of common stock of Travel Link. As of August 11, 1995, the Company's business and operations consist solely of the business and operations of Travel Link which continues to operate as a wholly-owned subsidiary of the Company.

SUBSEQUENT EVENT - On July 16, 1996, the Company's stockholders approved and effectuated a two for one reverse stock split. Such split has been retroactively reflected in the text of this document and in the accompanying consolidated financial statements and t he accompanying notes. General The principal business activity of the Company is developing a computerized limousine reservation and payment system for the business traveler. The management of the Company anticipates that the proprietary software that is being developed will enable limousine reservations to be completely computerized -i.e., be entirely automatic and operate without human intervention. At the present time, there are four major airline reservations systems in operation in the United States -- "Sabre", "Worldspan", "Apollo" and "System One"(the "Reservation System"). Each of these systems allows a travel agency or corporate travel department to make an airline reservation and receive instantaneously a confirmation and a printed airline ticket on any airline. It is also possible to make a hotel reservation with one of the major hotel chains through any of the reservation systems and receive an instantaneous confirmation of room availability. Additionally, a travel agent or corporate travel manager may make an automobile reservation with any one of the major car rental companies (Hertz, Avis and the like) through these airline reservations systems, and receive an immediate confirmation of the car rental reservation. When it comes to limousine reservations, however, there is at present no method for making a reservation through one of the four major airline reservation systems and receiving an immediate guaranteed confirmation. The usual method of making a limousine reservation in a destination city is to call a limousine company, if the travel agent knows of one. This use of the telephone, with its attendant inconveniences such as "telephone tag" and missed communications, can require up to a few hours to secure a confirmed limousine reservation. It is also an expensive process for the travel agent or corporate travel manager, due primarily to the personnel required to secure a binding limousine reservation. There are also frequent billing errors and clerical mistakes in scheduling. In today's cost-conscious business world, corporations must explore every possible way to cut costs and save time. Under systems presently in place, there is no quick, direct, and efficent way to reserve limousine service. Today reservations are still being booked, changed, canceled and reconfirmed by telephone, which is time-consuming, error-prone and expensive. The Company seeks to solve the problems involved in making limousine reservations for the business traveler by: 1. developing a limousine reservation system that utilizes the airline computer reservation systems already in use; 2. developing a way to identify and qualify the best limousine service providers in the cities that are the business travelers most frequent destinations;

3. developing a way to disseminate reservation information to corporate clients and to limousine service providers with no errors, with immediate confirmation and without the need to utilize the telephone;

4.  developing  an  automated
electronic payment system to process all fees charged by the Company to its clients;

5. performing the above-described tasks with a high degree of quality control; and

6. providing corporate clients with management and financial information, to enable them to ascertain where costs are being incurred.

The
Company proposes to create its own computer system which will be linked with one or more of the airline reservation systems. Any limousine reservations made through the Reservation System will be relayed instantaneously to the Company's computer and then to a service provider of the clients' choice -- all without human intervention -- and an immediate limousine reservation will be confirmed. In the event that the client has no relationship with a service provider or has no preference, they will be able to access a national network service provider through the Company's system. The Company is in the process of arranging access to such national network services.

 Employees

 The Company  presently  employs 5
full-time employees, none of whom is covered by a collective bargaining agreement. The Company also utilizes several software and marketing consultants on a part-time basis. The Company believes its personnnel relations to be satisfactory. Item 2. Properties The Company presently leases office space at 2401 Morris Avenue, Union, New Jersey. The five-year lease provides for a monthly rental of $2,125.00 through November 2000 and contains approximately 1,500 square feet of office space. This property has been leased from unaffiliated third parties and adaquately satisifies the present needs of the Company. The Company anticipates that it will need approximately 3,500 square feet in additional space in early 1997. Item 3. Legal Proceedings. The Company is not a party to any litigation nor, to the knowledge of the Company, is any litigation threatened.

 Item 4.  Submission  of Matters to a Vote of Security
Holders. A special meeting of the shareholders of the Company was held at the offices of Paul A. Wurtzel, Esq., 300 Grand Avenue, Englewood, New Jersey 07631 on Wednesday, August 9, 1995 at 9:30 a.m. At the meeting, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a fifty-five-for-one reverse stock split pursuant to which each fifty-five shares of the Company's Common Stock outstanding as of the end of business on July 12, 1995 was replaced by one share of New Common Stock. The Reverse Stock Split reduced the number of outstanding shares of Common Stock of the Company as of July 12, 1995 from 30,853,352 to 560,970. The annual meeting of shareholders of the Company was held at the offices of Corporate Travel Link, Inc., 2401 Morris Avenue, 3rd Floor, Union, New Jersey, 07083, on Tuesday, July 16, 1996, at 9:30 A.M. At the meeting the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a two-for-one reverse stock split pursuant to which each two shares of the Company's new common stock outstanding as of the end of business of June 25, 1996, was replaced by one share of Common Stock of Genisys Reservation Systems, Inc. The reverse stock split reduced the number of outstanding shares of common stock of the Company as of June 25, 1996, from 5,669,731 to 2,834,866. Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters. Market Information The Company's Common Stock is eligible to trade in the over-the-counter market, however, the Company has been unable to locate any market makers in its stock. The following table indicates the quarterly high and low bid prices for the last two years for the Company's Common Stock, which became publicly traded on September 23, 1988:Common Stock, which became publicly traded on September 23, 1988:

                                         Bid Price                  Bid Price
                                           1995                       1994
                Quarter Ended          High    Low                High    Low
                  November 30       Not Available                 Not Available
                  February 28       Not Available                 Not Available
                  May 31            Not Available                 Not Available
                  August 31         Not Available                 Not Available

         The foregoing prices were provided by the National Quotation Bureau.

         Approximate Number of Equity Security Holders

                                                         Approximate Number of
                                                         Holders of Record as
                  Title of Class                         of August 31, 1995

                  Common Stock,
                  $.OOOI par value                                  1,100

Included in the number of stockholders of record are shares held in "nominee" or "street" name. Dividends The Company has never paid any cash dividends. The Company presently intends to retain any future earnings for use in its operations and, therefore, does not expect to pay cash dividends in the foreseeable future. Item 6. Selected Financial Data. The following table sets forth selected financial data with respect to the statements of operations and balance sheets of the Company for the five years ended August 31, 1995. The selected financial data is derived from the unaudited statements of operations and balance sheets for years ended August 31, 1991 and August 31, 1992 and from the audited statements of operations and balance sheets for the years ended August 31, 1993, August 31, 1994 and August 31, 1995.

         Selected Financial Data:
                                        Years Ended August 31,

                                    1995             1994              1993
                                    (audited)        (audited)         (audited)
                                    (consolidated)

         Net sales                   $                $                 $

         Net income (loss) incurred
          during the development
          stage                     (269,080)        47,802         (45,102)

         Net income (loss) per
         common share               ( .11)          .0019          (.0018)

         Working capital
          (Deficit)                 (540,198)        (584,620)     (640,370)

         Total assets               260,002           161,581       116,884
         Total liabilities          555,079           640,570       643,675
         Stockholders' equity
         (Deficit)                 (295,077)        ( 478,989)     (526,791)


                               Years Ended August 31,

                                               1992               1991
                                            (unaudited)       (unaudited)


         Net sales                             $                 $

         Net income (loss) incurred
          during the development
          stage                              ( 46,885)         ( 59,334)

         Net income (loss) per
         common share                        (    .0019)       (   .0024)

         Working capital
          (Deficit)                         ( 603,892)          (566,282)

         Total assets                         123,569            203,102
         Total liabilities                    605,258            637,906
         Stockholders' equity
         (Deficit)                          ( 481,689)           (434,804)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations. Operations, Liquidity and Capital Resources The Company is in the development stage and has not yet generated any revenues from operations. As reflected in the accompanying financial statements, the Company has incurred losses of $269,080 since inception and at August 31, 1995 had a working capital deficit of $540,198.

At August 31, 1995, current assets were lower than current liabilities by $540,198, while at August 31, 1994, current assets were lower than current liabilities by $23,616. The current ratio was 0.027:1 at
 August 31, 1995,  compared to 0.0002:1 a year earlier.

 Selling,  general and administrative
expenses were $256,621 for the year ended August 31, 1995 as compared to $31,416 for fiscal 1994, an increase of $225,205 or 717%.

The Company's  funds have been
provided from Loeb Holding Corp., as agent, ( See Note 4), advances from stockholders and LTI Ventures Leasing Corporation (See Note 5).

On February 8,
1995, the Company and Loeb Holding Corp., as agent ("Loeb") signed an interim loan agreement whereby Loeb loaned the Company the sum of $60,000, due in 60 days together with interest of 9%, to be used as working capital. Additionally, on March 23, 1995, May 3, 1995, May 8, 1995, June 16, 1995 and July 3, 1995, the
Company and Loeb signed additional interim loan agreements whereby Loeb loaned the Company the sums of $25,000, $185,000, $40,000, $50,000 and $75,000, respectively. Each of these additional interim loans were due in 60 days from the date of the agreement and accrued interest at 9%.

 On September 5, 1995, the
Company and Loeb Holding Corp. signed an agreement whereby Loeb purchased 841,455 shares of New Common Stock of the Company. In consideration for the sale of the stock, Loeb agreed to loan the Company up to a maximum of $500,000 as evidenced by two Promissory Notes dated September 5, 1995, one in the principal amount of $475,000 and the other in the principal amount of $25,000.

 (a) The promissory  note for $475,000  supersedes the above Interim
 Loan  Agreements and
repayments of the advances is governed by these promissory notes and not by the provisions of any of the interim loan agreements.

The principal  amount of the
$475,000 note is to be repaid in 12 equal quarterly payments commencing two (2) years from the date of said note. Prepayments may be made at any time without penalty. Interest is accrued at the rate of nine percent (9%) per annum and interest, payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that this Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided herein. Interest shall begin to run from the date that the monies are or were advanced to the Maker. On March 31, 1996, all interest that has accrued through that date shall be calculated and shall be paid in four equal installments on March 31, 1996, June 30, 1996,

September 30, 1996 and December 31, 1996. In addition, the first quarterly interest payment shall be made on March 31, 1996, for interest due for the first quarter of 1996, and quarterly interest payments shall be made thereafter on March 31st, June 30th, September 30th and December 31st of each year.

(b) The
Promissory Note for $25,000 accrues interest at the rate of nine percent (9%) per annum payable quarterly and is convertible at the sole option of the holder into a maximum of an additional 30% of common shares of the Company determined by a
sliding scale based on the audited pretax profits of the Company during the second and third years of operations of the Company on a sliding scale based upon the Company achieving between 50% and 80% of the projections provided to Loeb. (Example: if the Company achieves 80% or better of projection, no conversion; if the Company achieves 50% or less of projection, conversion into 30% of the Company; if the Company achieves between 50% and 80% of projection, the note is convertible into the pro-rate portion of 30% of the Company, i.e., 70% achievement equals one-third of the 30% of the Company.) Unless previously converted, the principal amount of the note shall be repaid by the Company in twelve (12) equal quarterly installments, the first principal payment to be made on April 1, 1998. On December 1, 1995, the Company and Loeb signed an interim loan agreement whereby Loeb loaned the Company the sum of $50,000 due in 60 days together with interest of 9% to be used as working capital. Additionally on December 4, 1995, January 16, 1996, February 23, 1996 and March 12, 1996, the Company and Loeb signed additional interim loan agreements whereby Loeb loaned the Company the sums of $100,000, $50,000, $25,000 and $25,000 respectively. Each of these additional interim loans were due in 60 days from the date of each agreement and accrued interest at 9% per annum. Loeb has the option to convert the five interim loan agreements into two term Promissory Notes, one in the principal amount of $237,500 and the other in the principal amount of $12,500. The two promissory notes would supersede the above interim Loan Agreements and repayment of the advances would be governed by these promissory notes and not by the provisions of any of the interim loan agreements. In consideration for the conversion of the interim loan agreements into the two term Promissory Notes, Loeb will receive 420,728 shares of Common Stock of the Company. The principal amount of the $237,500 note is to be repaid in 12 equal quarterly payments commencing two (2) years from the date of said note. Prepayments may be made at any time without penalty. Interest is accrued at a rate of 9% per annum and interest payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that the Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided therein. Interest shall begin to run from the date that the monies are or were advanced to the Company. The Promissory Note for $12,500 will accrue interest at the rate of 9% per annum payable quarterly and is convertible at the sole option of the holder into a maximum of an additional 15% of the common shares of the Company determined by a sliding scale based on the audited pretax profits of the Company  during the
second and third years of operations of the Company on a sliding scale based upon the Company achieving between 50% and 80% of the projections provided to Loeb. (Example: If the Company achieves 80% or better of projection, no conversion; if the Company achieves 50% or less of projection, conversion into 15% of the Company; if the Company achieves between 50% and 80% of projection, the note is convertible into the pro-rata portion of 15% of the Company, i.e., 70% achievement equals one-third of the 15% of the Company). Unless previously converted, this $12,500 principal amount, together with any accrued but unpaid interest, shall become a demand note after the third year of operation of the Company. On September 30, 1995, the Company entered into a sale and lease-back arrangement with LTI Ventures Leasing Corp. (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI. In consideration for the sale, the Company received a total of $169,599 and agreed to lease back the hardware and software for varying terms at a monthly rental totaling $7,039. During the quarter ended March 31, 1996, the Company sold 5,000 shares of the Company's restricted Common Stock to a former officer and director of the Company for $10,000. During the same period, the Company also sold 25,000 shares of the Company's restricted Common Stock to an unrelated party for $50,000. Pursuant to a private offering, the Company issued 11.5 units to various unrelated third parties in May and June 1996. Each $50,000 unit consists of a $49,000 promissory note and a Class A redeemable Common Stock purchase Warrant valued at $1,000 per unit. Each warrant entitles the holder to purchase 25,000 shares of the Company's common stock at $5.75 per share. Total proceeds received from this offering was $575,000 and warrants to purchase 287,500 shares of the Company's common stock were issued. In April and June 1996, the Company borrowed a total of $30,000 from two unrelated third parties. The maturity date is the earlier of January 1, 1998, or the consummation of a public offering of the Company`s common stock. These notes bear interest at a rate of 7% per annum, payable on the last day of each calendar quarter of each year, commencing March 31, 1997, to the maturity date. If the maturity date of these notes shall occur prior to January 1, 1998, in lieu of the $30,000 payment of the principal amount due, the principal amount due shall be converted into 15,000 fully paid and non-assessable shares of common stock of the Company. At August 31, 1995, the Company had cash and cash equivalents of $11,147 and a working capital deficit of $540,198. At June 30, 1996, the Company had cash of $396,928 and a working capital deficit of $805,151. Management of the Company estimates that it will require additional funding of approximately $750,000 to provide for its planned operations for the next six months. The Company is exploring a number of options to raise the required funds.

 Inflation is not expected to have any material effect on the Company. Item 8. Financial Statements and Supplementary Data. See Pages Fl through Fll. PART III Item 10. Directors and Executive Officers of the Registrant. The following table sets forth certain information with respect to each of the Company's directors and executive officers.

The following table sets forth certain information with respect to each of the Company's directors and executive officers.

        NAME                            AGE    POSITION

        Joseph Cutrona                 58     President and Director
        John Wasko                     58     Secretary/Treasurer  and Director
        Mark A. Kenny                  43     Director
        Warren D. Bagatelle            58     Director


The Company's Executive Committee is empowered to exercise full authority of the Board of Directors in circumstances when convening the full Board is not practicable. Mr. Warren D. Bagatelle, Mr. John H. Wasko, and Mr. Joseph Cutrona currently serve as members. Joseph Cutrona has served the Company as President and Chairman of the Board since August 1995, and has served as President of Travel Link since inception, March 11, 1994. He has been employed full time by Travel Link since March 1995. From 1992 to 1995, Mr. Cutrona was engaged as a marketing consultant of Country Club Transportation Services, Newark, New Jersey, a company providing limousine services. From 1990 to 1992, he served as Marketing Director of Gem Limousine, Edison, New Jersey, a provider of limousine services. From 1978 to 1990, Mr. Cutrona provided limousine consulting services to large corporations in the tri-state area. Mr. Cutrona graduated from Fairleigh Dickinson University and The University of Maryland and Sophia University, Osaka Japan. John H. Wasko has served the Company as Secretary since September 1995, as Secretary and Treasurer since April 1996, and as a Director since its inception in April 1986. Mr. Wasko has also served the Company as President and Chairman of the Board since its inception to August 1995, and as Treasurer from April 1986 to September 1987 and from May 1988 to August 1995. Mr. Wasko has also served as Chairman of the Board, President and Director of JEC Lasers, Inc. ("JEC") since it was organized in September 1977. He was awarded a bachelor of science degree in physics in 1963 and a master of science degree in physics (summa cum laude) in 1965 from Fairleigh

  Dickinson
University. Mark A. Kenny, currently a consultant to the Company, served as the Company`s Executive Vice President from August 1995 to October 1996 and Director since August 1995 and has served as Executive Vice President of Travel Link since inception, March 11, 1994 to October 1996. From 1974 to the present, Mr. Kenny has been a partner of Country Club Transportation Services, a provider of limousine services, which he co-founded in 1974. Mr. Kenny is one of the original members of the New Jersey Business Travel Association and attended Seton Hall Preparatory School and Seton Hall University. He is also a member of the Association of Corporate Travel Executives and a charter member of the New Jersey Limousine Association. Warren D. Bagatelle has been, since 1988, a Managing Director at Loeb Partners Corporation, a New York City investment banking firm and member of the New York and American Stock Exchanges. Mr. Bagatelle is also a director of Energy Research Corporation, a company engaged in the development and commercialization of electrical storage and power generation equipment, principally fuel cells and rechargeable storage batteries, Rotary Power International, Inc., a developer and manufacturer of rotary engines, and Sports Media, Inc., a sports publishing and marketing company. From 1981 to 1987, he was head of Corporate Finance and Chairman of Josephthal, Lyon & Ross Incorporated (formerly Rosenkrantz, Lyon & Ross, Inc.) an investment banking firm. Mr. Bagatelle has a B.A. in economics from Union College and an M.B.A from Rutgers University. Item 11 . Management Remuneration and Transactions. The following tabulation shows the total compensation paid by the Company for services in all capacities during the year ended August 31, 1995, 1994 and 1993 to the Officers of the Company and total compensation for all Officers as a group for such period: Long-Term Compensation


                                                                  Other Annual
Name and               Annual   Compensation                       Compensation
Principal                 Year       Salary $     Bonus               ($)
Position

Joseph Cutrona       1995       $28,000.00        $0               $3,840
President            1994       $0                $0               $4,000
                     1993       $0                $0               $0

Mark A. Kenny       1995       $28,000.00         $0               $3,840
                    1994       $0                 $0               $4,000
                    1993       $0                 $0               $0

John H. Wasko       1995       $0                 $0               $2,500
Secretary           1994       $0                 $0               $0
Treasurer           1993       $0                 $0               $0



                                              Long Term Compensation
                         Awards                           Payouts
                        Restricted                                   All other
Name and                Stock          Options      LTIP             Compensa-
Principal               Awards         SARs        Payouts(#)         tion($)
Position

Joseph Cutrona   1995     0             0             0
President        1994     0             0             0
                 1993     0             0             0

Mark A. Kenny    1995     0             0             0
                 1994     0             0             0
                 1993     0             0             0

John H. Wasko    1995     0             0             0
Secretary        1994     0             0             0
Treasurer        1993     0             0             0

Item 12.      Security Ownership of Certain Beneficial Owners and Management.

The following tabulation shows the security ownership as of June 25, 1996 of (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock,(not including 333,216 shares issued to Steven Pollan which the Company has given notice of cancellation of as a result of certain misrepresentations by Mr. Pollan to the Company) (ii) each Director and Officer of the Company, and (iii) all Directors and Officers as a group.


                                        NUMBER OF             PERCENT
NAME & ADDRESS                          SHARES OWNED          OF CLASS

Loeb Holding Corp.
As Agent (1)
61 Broadway
New York, NY 10006                   841,455                    29.68%

Warren D. Bagatelle
(1)(2)
Loeb Partners Corp.
61 Broadway
New York, NY 100061                  848,194                    29.92%

Joseph Cutrona
Genysis Reservation Systems
2401 Morris Avenue
Union, NJ 07083                      666,433                    23.51%

Mark A Kenny
10 Lisa Drive
Chatham, NJ 07928                    666,433                    23.51%

John H. Wasko
(3) (4)
Genysis Reservation Systems
2401 Morris Avenue
Union, NJ 07083                     115,872                       4.09%

All Officers and Directors
as a group (4 persons)           2,296,932                      81.02%


(1) Does not include 420,728 Common Shares to be received by Loeb Holding Corp., as agent for non-affiliated persons, upon conversion of the interim loan agreements into two Promissory Notes. (2) Includes 841,455 Common Shares purchased by Loeb Holding Corp. as agent for Warren D. Bagatelle, Managing Director of Loeb Partners Corp., HSB Capital of which Warren

 Bagatelle is
a partner and a number of other customers of and trusts managed by, Loeb Partners Corp., and 6,739 Common Shares owned directly by Warren D. Bagatelle and 2,233 Common Shares owned directly by HSB Capital. (3) Includes 29,383 Common Shares owned of record by Joan E. Wasko, John Wasko's wife, of which Mr. Wasko disclaims beneficial ownership, but of which he may be deemed beneficial owner. (4) Includes a 5-year option to purchase 25,000 shares of the Company's Common Stock at a price of $0.60 per share granted to Mr. Wasko by the Company on August 11, 1995. Messrs. Cutrona and Kenny may be deemed to be "parents" and "promoters" of the Company, as those terms are defined in the rules and regulations of the Securities Act of 1933, as amended. In August 1994 and February 1995, Messrs. Cutrona and Kenny each received their Common Stock in the Company for $7,840 of contributed services provided to the Company. In August 1994 and February 1995, Mr. Pollan received his common stock in the Company for $3,920.

Item 13.       Certain Relationships and Related Transactions.

During February 1995, the Company issued 45,765 shares of its Common Stock in repayment of certain liabilities totaling $251,702. Those liabilities include notes payable to Saddle Brook Investors of $149,633, note payable plus accrued interest to a director of $34,273 and certain accounts payable of $67,796. During March 1995, John H. Wasko, then President of the Company, upon exercise of his own option, acquired 70,520 shares of the Common Stock of the Company at an exercise price of $0.02145 per share. On March 3, 1995, the Company and JEC signed a purchase agreement whereby JEC acquired all of the assets, rights and properties relating to the Company's CO2 laser research and development agreement with LCL, subject to certain liabilities, in full consideration for the forgiveness of the indebtedness of the Company to JEC in the amount of $345,593 owed as of February 28, 1995. On August 11, 1995, Robotic Lasers acquired Travel Link, by issuing 5,048,730 shares (before reverse split) of restricted New Common Stock of the Company in exchange for 300 shares of the common stock of Travel Link owned by Joseph Cutrona, Mark A. Kenny and Steven E. Pollan which represented all the authorized, issued and outstanding shares of common stock of Travel Link. As of August 11, 1995, the Company's business and operations consist solely of the business and operations of Travel Link which continues to operate as a wholly-owned subsidiary of the Company. Travel Link (a development-stage enterprise) was incorporated on March 7, 1994. The principal business activity of Travel Link is developing a computerized limousine reservation and payment systems for the business traveler. On September 30, 1995, 841,455 Common Shares of the Company were purchased by Loeb for Warren
D. Bagatelle, HSB Capital and a number of other customers of, and trusts managed by Loeb. Loeb recieved such shares as well as $750,000 in Promissory Notes in consideration for $750,000 loaned to the Company in cash. On December 1, 1995, the Company and Loeb signed an interim loan agreement whereby Loeb loaned the Company the sum of $50,000 due in 60 days together with interest of 9% to be used as working capital. Additionally on December 4, 1995, January 16, 1996, February 23, 1996 and March 12, 1996, the Company and Loeb signed additional interim loan agreements whereby Loeb loaned the Company the sums of $100,000, $50,000, $25,000 and $25,000 respectively. Each of these additional interim loans were due in 60 days from the date of each agreement and accrued interest at 9% per annum. Loeb has the option to convert the five interim loan agreements into two term Promissory Notes, one in the principal amount of $237,500 and the other in the principal amount of $12,500. The two promissory notes would supersede the above interim Loan Agreements and repayment of the advances would be governed by these promissory notes and not by the provisions of any of the interim loan agreements. In consideration for the conversion of the interim loan agreements into the two term Promissory Notes, Loeb will receive 420,728 shares of Common Stock of the Company. The principal amount of the $237,500 note is to be repaid in 12 equal quarterly payments commencing two (2) years from the date of said note. Prepayments may be made at any time without penalty. Interest is accrued at a rate of 9% per annum and interest payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that the Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided therein. Interest shall begin to run from the date that the monies are or were advanced to the Company. The Promissory Note for $12,500 will accrue interest at the rate of 9% per annum payable quarterly and is convertible at the sole option of the holder into a maximum of an additional 15% of the common shares of the Company determined by a sliding scale based on the audited pretax profits of the Company during the second and third years of operations of the Company on a sliding scale based upon the Company achieving between 50% and 80% of the projections provided to Loeb. (Example: If the Company achieves 80% or better of projection, no conversion; if the Company achieves 50% or less of projection, conversion into 15% of the Company; if the Company achieves between 50% and 80% of projection, the note is convertible into the pro-rata portion of 15% of the Company, i.e., 70% achievement equals one-third of the 15% of the Company). Unless previously converted, this $12,500 principal amount, together with any accrued but unpaid interest, shall become a demand note after the third year of operation of the Company. In August 1994 and February 1995 Joseph Cutrona and Mark Kenny each received common stock in the Company for $7,840 of contributed services provided to the Company. In August 1995 the Company granted Mr. Wasko a 5 year option to purchase 25,000 shares of the Company`s common stock at a price of $0.60 per share. In August 1996, the Company gave notice to Mr. Pollan that it was cancelling the 333,216 shares of its Common Stock which
had been issued to him in connection with the acquisition of Travel Link. The reason for such cancellation related to various claims made by the Company against Mr. Pollan as a result of material misrepresentation made to the Company and failure to provide services to the Company. Mr. Pollan has informed the Company that he will legally contest any attempt by the Company to cancel his
shares.services to the Company.   Mr. Pollan has informed the Company that he
will legally contest any ttempt by the Company to cancel his shares.



                                                      PART IV
Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.
(a)        (1)      Financial Statements
                        Included in Part II of this report:

                  Balance Sheets - August 31, 1995 and 1994.

Statements of Operations During the Development Stage - For thePeriod from Inception through August 31, 1995 and for the Years Ended August 31, 1995, 1994 and 1993.

 Statements of Cash Flows - For the Period from Inception through August 31,
                  1995, and for the Years Ended August 31, 1995, 1994 and 1993.

Statement of Changes in Stockholders' Equity - For the Years Ended August 31,
                  1995, 1994 and 1993.

                  Notes to Financial Statements.

           (2)    Financial Statements Schedules
There are no schedules which are applicable or required to be filed for the three years ended August 31, 1995, 1994 and 1993.

           (3)    Exhibits
                  None.

           (b)    Reports on Form 8-K
The following report relating to the fiscal year ended August 31, 1995 was filed:

                  Form 8-K dated August 11, 1995.

                                      INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                       Page

Independent Auditors' Report                                           F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at August 31, 1995 and 1994                F-3

Consolidated  Statements of Operations  for the Year
 Ended August 31, 1995,  and the  Periods  From March 7,
 1994 (date of  inception)  to August 31, 1994 and to
 August 31, 1995                                                        F-4

Consolidated Statements of Changes in Stockholders'
Equity (Deficiency) for the Year Ended August 31,
1995, and the Period From March 7, 1994 (date of
inception) to August 31, 1994                                           F-5

Consolidated Statements of Cash Flows for the Year Ended
August 31, 1995, and the Periods From March 7, 1994 (date
of inception) to August 31, 1994 and to August 31, 1995                 F-6

Notes to Consolidated Financial Statements                        F-7 to F-14

                                             INDEPENDENT AUDITORS'REPORT


To the Board of Directors and Stockholders of Genisys Reservation Systems, Inc.
(A Development Stage Company)

We have audited the accompanying consolidated balance sheets of Genisys Reservation Systems, Inc. and Subsidiary (formerly Robotic Lasers, Inc. and a Development Stage Company) as of August 31, 1995 and 1994 and the related consolidated statements of operations, changes in stockholders'equity and cash flows for the year ended August 31, 1995 and for the periods from March 7, 1994 (date of inception) to August 31, 1994 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our
audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our  opinion,  the
consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genisys Reservation Systems, Inc. and Subsidiary (formerly Robotic Lasers, Inc. and a Development Stage Company) their operations and their cash flows for the year ended August 31, 1995 and for the periods from March 7, 1994 (date of inception) to August 31, 1994 and 1995, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Copany is a development stage company and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going convern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustements that might result from the outcome of this uncertainty.

                         Wiss & Company, LLP

Woodbridge, New Jersey
July 8, 1992

                           GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                           (Formerly Robotic Lasers, Inc.)
                                            (A Development Stage Company)




                                             CONSOLIDATED BALANCE SHEETS





                                                 August 31,
                            ASSETS       1995                   1994

CURRENT ASSETS:
     Cash                                $11,147           $   5
     Prepaid expenses                    3,734                 -
         Total Current Assets           14,881                 5

    DEPOSITS AND OTHER ASSETS          245,121               2,106
 AND OTHER
                                      $260,002              $2,111


                        LIABILITIES AND STOCKHOLDERS' EQUITY
                                    (DEFICIENCY)

CURRENT LIABILITIES:
 Notes payable - private investor      $435,000            $  -
Accounts payable and accrued expenses    87,242               -
Current portion of obligations
 under computer equipment leases             -                 -

Accounts payable  - related party        4,800              12,800
Accrued interest payable - private
  investor                              12,244                 -
Payroll taxes payable                    8,973                 -
Loans payable - stockholders,
 non-interest bearing                    6,820              10,821
Total Current Liabilities               555,079             23,621


    COMMITMENTS

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value:
25,000,000 shares authorized; none
 outstanding                                 -                  -

Common stock, $.0001 par value:
75,000,000 shares authorized;
2,804,866 shares issued and outstanding      280                 -

Common stock, no par value: 2,524,379
shares authorized, issued and outstanding     -                10,000
     Additional paid-in capital            5,233                  -
Deficit accumulated during development
 stage                                   (300,590)            (31,510)
Total Stockholders' Equity (Deficiency)  (295,077)            (21,510)

                                         $260,002             $ 2,111


See accompanying notes to consolidated financial statements.

                          GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                           (Formerly Robotic Lasers, Inc.)
                                            (A Development Stage Company)




                                        CONSOLIDATED STATEMENTS OF OPERATIONS









                                                           Period From
                                Year                       March 7, 1994
                               Ended                  (Date of Inception) to

                              August 31,             August 31,      August 31,
                               1995                   1994              1995
REVENUES AND EXPENSES
 DURING THE DEVELOPMENT
 STAGE:
     Revenues               $ -                   $        -        $    -

     Expenses:
General and
 administrative            256,621               31,416                 288,037
Depreciation and
 amortization                  240                   94                     334
Interest expense            12,219                  -                   12,219
                           269,080                 31,510               300,590
NET LOSS INCURRED
DURING THE
DEVELOPMENT STAGE      $(269,080)                $(31,510)           $(300,590)

NET LOSS PER
 COMMON SHARE             $(.11)                $(.01)                 $(.12)

WEIGHTED AVERAGE
 NUMBER OF COMMON
SHARES OUTSTANDING
                       2,539,739              2,524,379             2,534,777




See accompanying notes to consolidated financial statements.

                              GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                           (Formerly Robotic Lasers, Inc.)
                                            (A Development Stage Company)




     CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)



                                                                  Deficit
                                                                  Accumulated
                                             Additional            During the
                           Common Stock       Paid-in              Development
                  Total  Shares    Par Value   Capital               Stage
PERIOD ENDED
AUGUST 31, 1994:
Issuance of
common stock at
March 7, 1994
(inception) for
services rendered,
valued at
approximately
$.004 per share   $10,000   2,524,379  $10,000    $  -                    $ -
   Net loss       (31,510)      -          -          -                (31,510)

BALANCE,
AUGUST 31, 1994   (21,510)   2,524,379  10,000        -                (31,510)


YEAR ENDED
AUGUST 31, 1995:

Contribution of
 services rendered  9,600       -         9,600        -                     -

Net assets
received (liabilities
assumed) in
reverse acquisition
of Robotic
Lasers, Inc.       (14,087)  280,487        28        (14,115)              -
Change in par value    -       -        (19,348)       19,348               -
Net loss          (269,080)    -             -             -         (269,080)

BALANCE, AUGUST 31,
 1995               $(295,077) 2,804,866   $280        $5,233        $(300,590)





See accompanying notes to consolidated financial statements.

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                           (Formerly Robotic Lasers, Inc.)
                                            (A Development Stage Company)




                                        CONSOLIDATED STATEMENTS OF CASH FLOWS






                                              Period From
                              Year             March 7, 1994
                              Ended        (Date of Inception), to
                              August 31,         August 31,          August 31,
                               1995                1994                 1995

CASH FLOWS FROM
OPERATING ACTIVITIES:
 Net loss                     $(269,080)        $(31,510)         $(300,590)
Adjustment to reconcile
net loss to net cash
flows from operating
 activities:
Amortization                       240               94                  334
Contribution of services
 rendered to capital             9,600             10,000              19,600
Changes in operating assets
 and liabilities:
Prepaid expenses                (3,734)               -                (3,734)
Other assets                  (243,255)           (2,200)             (245,455)
Accounts payable and
 accrued expenses                73,155               -                 73,155
Payroll taxes payable             8,973               -                  8,973
Accrued interest payable         12,244               -                 12,244
 Net cash flows from
 operating activities          (411,857)          (23,616)            (435,473)

CASH FLOWS FROM INVESTING
 ACTIVITIES                       -                   -                     -


CASH FLOWS FROM FINANCING
  ACTIVITIES:

Advances from (repayments to)
stockholders                     (4,001)           10,821              6,820
Loans and advances from
 related parties                 (8,000)           12,800              4,800
Proceeds from issuance
 of notes payable                 435,000             -               435,000
Net cash flows
 from financing activities        422,999          23,621             446,620

NET CHANGE IN CASH                 11,142            5                 11,147

CASH, BEGINNING OF PERIOD             5              -                    -

CASH, END OF PERIOD             $11,147             $ 5              $ 11,147

SUPPLEMENTAL CASH FLOW
 INFORMATION:

Interest paid                  $    -            $    -              $  -

Net liabilities assumed
 in reverse acquisition         $14,087          $     -             $14,087



                See accompanying notes to consolidated financial statements.

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                             (Formerly Robotic Lasers, Inc.)
                                              (A Development Stage Company)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS








Note 1 - History of the Company, Nature of the Business and Summary of Significant Accounting Policies: History of the Company and Nature of the Business - Genisys Reservation Systems, Inc. (the "Company") was incorporated in April 1986 as Robotic Lasers, Inc. In March 1995, the Company sold all of its assets, rights and properties relating to a certain laser research and development agreement (subject to certain liabilities). On August 11, 1995, the Company acquired Corporate Travel Link, Inc. ("Travel Link") a development stage company, by issuing 5,048,730 shares of its restricted common stock in exchange for all of the authorized, issued and outstanding shares of common stock of Travel Link. For accounting purposes, the share exchange transaction and combination of Travel Link with the Company has been treated as a reverse acquisition. The previous historical financial statements of the Company are no longer reported and the financial statements of Travel Link (since its formation in March 1994) are now reported as the historical consolidated financial statements of the Company and its subsidiary. The Company is a development stage company and is engaged in developing a computerized limousine reservation system for the business traveler. The Company anticipates that the proprietary software being developed will enable a system of limousine reservations to be completely computerized and operate without human intervention. The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several years. The Company does not expect to generate any revenues from operations during 1995 and 1996. Estimates and Uncertainties - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results, as determined at a later date, could differ from those estimates. Principles of Consolidation - As indicated above, the consolidated financial statements include the accounts of the Company's wholly-owned subsidiary, Travel Link and, since August 11, 1995, those of the Company. Retroactive effect has been given to the exchange of shares for Travel Link to March 7, 1994. All significant intercompany transactions and accounts have been eliminated in consolidation.

  GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
(Formerly Robotic Lasers, Inc.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS Financial Instruments - Financial instruments include cash and equivalents, other assets, accounts payable, accrued expenses and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management. Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. Concentration of Credit Risk - The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit insurance
Corporation up to $100,000. At August 31, 1995, there were no uninsured balances. Income Taxes - Deferred tax assets and liabilities are computed annually for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized. Net Income (Loss) Per Common Share - Net income
(loss) per common share is based upon the weighted average number of outstanding common shares. The shares issuable upon the exercise of outstanding warrants and options have been excluded since the assumed conversion would be antidilutive, due to net losses for all periods presented.

Note  2 -  Operating  and  Liquidity  Difficulties  and  Management's  Plans  to
Overcome: The accompanying financial statements of the Company have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses since inception and expects to incur additional operating losses over the next several years. The Company has also experienced liquidity difficulties since inception, and in order to continue the development of the Company's reservation system, needs significant additional financing. The Company has financed its operations since inception with the proceeds from the issuance of long-term debt. Since inception, the operations of the Company have been limited to market research and developing a software and hardware system for computerizing the limousine reservation system. These efforts are at a preliminary stage and will
                                   F-8

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY (Formerly Robotic Lasers, Inc.) (A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS require further technical development and additional financing before a determination of the system's commercial feasibility can be made. No assurance can be given that the Company's reservation system will achieve commercial feasibility. The Company's working capital and its capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's system development, competition, industry technological advances and the ability of the Company to market its limousine reservation system. The Company will require additional significant financing to complete the system development, cover anticipated losses and sustain operations in 1995 and beyond and, in addition, to satisfy the repayment of long-term debt. There can be no assurance that the financing needed for attaining commercial viability of the Company's reservation system will be obtained. If the Company is unable to raise sufficient capital, it will delay and could prevent the completion of the development of the reservation system. The Company intends to fund its operations and other capital needs for the next twelve months principally from the proceeds from the issuance of long-term debt and the net proceeds of a contemplated public offering, but there can be no assurance that such proceeds, if obtained, will be sufficient for these purposes. There is also no assurance that such financing will be available, or that it will be available on acceptable terms. Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein for additional information.

Note 3 -  Deposits and Other Assets:

At August 31, 1995, deposits and other assets consist of the following:

Deposits on computer equipment and system                            $244,255
Organization costs, net of accumulated amortization of $334
                                                                          866

                                                                      $245,121

Note 4 -      Notes Payable to Private Investor:

Through August 31, 1995, a private investor loaned the Company a total of $435,000. In September 1995, the private investor loaned the Company an additional $65,000 and signed an agreement whereby the private investor

                           GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                             (Formerly Robotic Lasers, Inc.)
                                              (A Development Stage Company)

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
converted its $500,000 loan to the Company into two (2) Promissory Notes, with principal amounts of $475,000 and $25,000, respectively. The $475,000 note is to be repaid in twelve equal quarterly installments commencing two years from the date of such note. This note bears interest at nine percent (9%) per annum and interest payments are to be made quarterly at the end of each calendar quarter or at such earlier date that this note becomes due and payable as a result of acceleration, pre-payment or as otherwise provided therein. Interest accrued through March 31, 1996 was calculated and was to be paid in four (4) equal installments on March 31, June 30, September 30 and December 31, 1996. The $25,000 promissory note accrues interest at nine percent (9%) per annum (payable quarterly) and is convertible at the sole option of the note holder into a maximum of an additional 30% of shares of common stock of the Company based on the Company achieving certain results of operations as compared to the projected results of operations provided to the private investor. If the Company achieves pre-tax profit of at least 80% of the projected results of operations, there is no conversion option. Unless previously converted, the principal of this note shall be repaid by the Company in 12 equal quarterly installments, commencing April 1, 1998.

 Note 5 - Commitments: Leases - In September 1995, the Company entered into a sale and lease-back arrangement whereby the Company sold the bulk of its computer hardware and commercially purchased software to a lessor for approximately $170,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. As of August 31, 1995, no borrowings were outstanding under this lease obligation. The Company leases its administrative facilities under a five-year lease expiring in November 2000. The lease provides for annual rent of $25,500. The Company also has two automobile leases which provide for future lease payments of $12,000 and $5,000 for the years ending August 31, 1996 and 1997. Rent expense totalled $14,000 and $7,000 for the year ended August 31, 1995 and the period from March 7, 1994 (date of inception) to August 31, 1994, respectively.

 Note 6 - Income Taxes: Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $120,000 and $12,000 at August 31, 1995 and 1994, respectively.

 GENISYS
RESERVATION SYSTEMS, INC. AND SUBSIDIARY (Formerly Robotic Lasers, Inc.) (A Development Stage Company)

NOTES  TO  CONSOLIDATED   FINANCIAL  STATEMENTS

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, lack of a commercially viable product or system and it being a development stage company, that a full valuation allowance is appropriate at August 31, 1995 and 1994. A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows: Period From
                                                                Period From
                                         Year Ended             March 7, 1994
                                         August 31,             to August 31,
                                            1995                    1994

Computed tax on net loss at
federal statutory rate                  $(91,000)                $(11,000)

State income taxes, net of
federal income tax benefits              (16,000)                (2,000)

Tax effect of net operating
losses not currently usable              107,000                  13,000

Provision (benefit) for
 income taxes                          $    -                   $    -

At August 31, 1995, the Company had net operating loss carryforwards of approximately $300,000 expiring through 2010. Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Because of the possible future changes in common stock, the use of the Company's net operating loss carryforwards may be subject to an annual limitation. To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the year the losses were originally incurred.

Note 7 - Stockholders' Equity: Preferred Stock
     The Company's Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock. None of such Preferred Stock has been designated or issued to date. The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation.

                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                             (Formerly Robotic Lasers, Inc.)
                                              (A Development Stage Company)

                                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Warrants and Options - In August 1995, the Company granted an option to purchase 25,000 shares of its common stock to an officer, exercisable at $.60 per share through August 2000. In connection with the lease described in Note 4, the Company granted to the lessor a warrant to purchase a maximum of 12,721 shares of common stock at an exercise price of $2.00 per share.

 Note  8 -  Subsequent Events:


Note Payable to Private Investor - In December 1995, the Company and the private investor, described in Note 4 above, signed additional loan agreements whereby the private investor loaned the Company an additional $150,000. During the first quarter of 1996, the private investor loaned the Company an additional $100,000. These additional loans are due 60 days from the date of such loans and accrue interest at nine percent (9%) per annum. The private investor has the option of converting these additional loans, totaling $250,000, into two 9% term notes ($237,500 and $12,500) and will receive 420,728 shares of common stock of the Company in consideration for such conversion. The $237,500 note would be repaid in 12 equal quarterly installments commencing two (2) years from the date of such note. The $12,500 note would be convertible at the sole option of the holder into a maximum of an additional 15% of the Company's shares of common stock based on the Company's achievement of certain operating results as compared to projected results, as more fully described above. Unless previously converted, this $12,500 note, together with any accrued or accrued but unpaid interest, shall become a demand note after the third year of operation of the Company. Total borrowings from the private investor are $750,000 through March 1996. The Company has not paid any interest under these loan agreements through June 30, 1996. Therefore, the Company is technically in default on such notes. Accordingly, the notes have been classified as current liabilities in the accompanying consolidated financial statements. Recent Sales of Common Stock - During the quarter ended March 31, 1996, the Company sold 5,000 shares of its restricted common stock to a former officer and director of the Company for $10,000. In addition, the Company sold, to an unrelated private investor, 25,000 shares of its restricted common stock for $50,000. Reverse Stock Split - In July 1996, the Company's stockholders approved and effectuated a one for two reverse stock split. Such split has been retroactively reflected in the accompanying consolidated financial statements.

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                             (Formerly Robotic Lasers, Inc.)
                                              (A Development Stage Company)

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Fiscal Year - In December 1995, the Board of Directors voted to change the Company's fiscal year to a calendar year, effective December 31, 1995. Private Offering - Pursuant to a private offering, the Company issued 11.5 units to various unrelated parties in May and June 1996. Each $50,000 unit consists of a $49,000 three-year promissory note (bearing interest at 10% per annum) and 50,000 Class A redeemable common stock purchase warrants valued at $1,000 per unit. Gross proceeds of this private offering totalled $575,000, of which $563,500 was allocated to the notes and $11,500 to the respective warrants. The principal and interest on the promissory notes are to be repaid at the earlier of three years from issuance of such notes or 30 days after the closing date of the Company's first underwritten public offering. Each Class A common stock purchase warrant entitles the holder to purchase a share of the Company's common stock at an exercise price of $2.875 per share. The rights represented by this warrant are exercisable commencing 90 days after the effective date of a public offering registration statement until four years thereafter. The terms and conditions of these warrants are subject to adjustment to conform with the warrants to be registered upon the effectiveness of the contemplated registration statement to be filed with the Securities and Exchange Commission. Warrants to purchase 287,500 shares of the Company's common stock are currently outstanding pursuant to this private offering. Convertible Notes Payable - In April and June 1996, the Company borrowed a total of $30,000 from two unrelated parties. These notes bear interest at 7% per annum, payable on the last day of each calendar quarter, commencing March 31, 1997. The maturity dates are the earlier of January 1, 1998 or upon the consummation of a public offering of the Company's common stock. If the maturity dates of these notes occur prior to January 1, 1998, the notes may be converted into 15,000 shares of the Company's common stock.

 Note 9  -       Restatement of August 31, 1995 Financial Statements:

The Company's accompanying financial statements have been restated to reflect the acquisition of Travel Link as a reverse acquisition (See Note 1). The transaction had previously been accounted for as a purchase. The effects of this restatement are as follow:
                                                    August 31, 1995

                                               As Originally
                                               Reported           As Restated
Total assets                                   $641,026             $260,002
Stockholders' equity (deficiency)                85,947            (295,077)
Accumulated deficit                            (301,113)           (300,590)
Net loss                                       (269,603)           (269,080)

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                             (Formerly Robotic Lasers, Inc.)
                                              (A Development Stage Company)

                                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







Note 10 - Event Subsequent to Date of Auditors' Report (Unaudited): In August 1996, the Company gave notice to a former officer that it was cancelling the 333,216 shares of its common stock which had been issued to the former officer in connection with the reverse acquisition described in Note 1. Such cancellation relates to various claims made by the Company against the former officer and failure to provide services to the Company. The former officer has informed the Company that he will contest any attempt by the Company to cancel his shares. Pending return of the shares, they are considered outstanding for all periods presented herein.

                                                    SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           GENISYS RESERVATION SYSTEMS, INC.




November 12, 1996                       By: Joseph Cutrona, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



Joseph Cutrona         President, Chairman,           November 12, 1996
                        and Director

Mark A. Kenny          Director                       November 12, 1996


Warren D. Bagatelle    Director                       November 12, 1996


John H. Wasko          Secretary, Treasurer and       November 12, 1996
                        Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS
FILED PURSUANT TO SECTION 15(d) OF THE ACT BY
REGISTRANTS WHICH HAVE NOT REGISTERED
SECURITIES PURSUANT TO SECTION 12 OF THE ACT

The 1995 Annual Report to Shareholders and proxy material relating to the annual meeting, which at this date has not been scheduled, are under preparation and will be furnished to shareholders after the filing of this Annual Report on Form 10-K.
Copies of such material shall be furnished to the Commission when it is sent to shareholders.