Form 10-Q
period 1996-09-30
ROBOTIC LASERS INC
filed 1996-11-14
CIK 827100

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

                                    (For the Quarter ended September 30, 1996)

                                        Commission File Number 033-19522-NY

                            Genisys Reservation Systems, Inc. And Subsidiary
                                          (formerly Robotic Lasers, Inc.)
                         Exact Name of registrant as specified in its charter)

                                               New Jersey 22-2719541
                            (State or other jurisdiction of (I.R.S. employer incorporation or organization) Identification no.)

                            2401 Morris Avenue, Union, New Jersey 07083
                        (Address of principal executive offices) (Zip Code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1996: 2,834,866 shares of Common Stock (as adjusted for stock split)
                   Transitional Small Business Disclosure Format (check one)

                                                     Yes X No

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                         ( A development Stage Enterprise)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                           DURING THE DEVELOPMENT STAGE
                                                    (unaudited)

                                                                                               From Inception
                                 Nine Months       Nine Months        Three Months      Three Months      March 7, 1994
                                 Ended             Ended               Ended              Ended            Through
                                 Sept 30, 1996     Sept 30, 1995       Sept 30, 1996     Sept 30, 1995      Sept 30, 1996


REVENUES AND EXPENSES DURING
      THE DEVELOPMENT STAGE
           Revenue             $        --         $     --            $       --        $        --             $      --

 Expenses -
General and Administrative          619,308            233,695                   196,880               105,384            1,157,799
Depreciation and Amortization        72,809              4,876                   31,140                  4,495              90,616
Interest Expense, net                90,715             14,222                    42,222                  8,112             127,237
                                    782,832            252,793                   270,242                117,991           1,375,652

NET (LOSS) INCURRED DURING
THE DEVELOPMENT STAGE             ($782,832)        ($ 252,793)               ($270,242)         ($    117,991)          (1,375,652)

NET (LOSS) INCURRED
 PER COMMON SHARE               ($    .28    )    ($    .10   )              ($    .10    )    ($      .04        )      ($ .52   )


WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING         2,828,625         2,564,453               2,834,866            2,622,846                2,655,739




                                  See Accompanying Notes to Financial Statements

                              GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                          A Development Stage Enterprise
                                            CONSOLIDATED BALANCE SHEETS


                                                                       September                 December
                                                                       30, 1996                  31, 1995
                                                                       (unaudited)

                                                      ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                      $   76,550                $    22,613
        Prepaid Expenses                                                    16,122                       703
         Total Current Assets                                               92,672                    23,316

EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION OF $90,022 and $17,393                                562,443                    302,381

OTHER ASSETS
       Deposits and Other                                                 28,787                    26,988
                                                                       $ 683,902                 $  352,685

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

LIABILITIES:
      Notes Payable - private investors                                  $ 750,000                 $  650,000
      Accounts Payable and accrued expenses                                269,320                     98,012
      Current portion of obligation under computer
          equipment lease                                                   59,952                     45,012
      Accrued interest payable - private investors                          95,461                     28,096
      Accrued consulting fees - officer                                     49,500                       ---
      Loans and advances from related parties                               56,507                     19,126
      Payroll taxes payable                                                    ---                    10,000
         Total current liabilities                                     1,280,740                     850,246

Long-term portion of obligation under
    computer equipment lease                                                66,601                    89,746
Loans payable                                                             563,500                       ---
Convertible notes payable                                                  30,000                       ---
                                                                       1,940,841                     939,992

STOCKHOLDERS' EQUITY (DEFICIENCY):
       Preferred Stock, $.0001 Par Value: 25,000,000
           Shares Authorized; None Outstanding
       Common Stock, $.0001 Par Value; 75,000,000
           Shares Authorized; 2,834,866 and 2,804,866
                 Shares Issued and Outstanding                                 283                       280
       Paid in Capital                                                      118,430                    5,233
       Deficit Accumulated During the Developmental Stage              (1,375,652)                 ( 592,820)
                                                                       (1,256,939)                 ( 587,307)

                                                                       $ 683,902                  $ 352,685



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


                                                                                                                        Deficit
                                                                                                                   Accumulated
                                                                                                 Additional          During The
                                                                 Common Stock                     Paid-In          Development
                                            Total             Shares                Value         Capital                 Stage


BALANCE - DECEMBER 31, 1995                 ($587,307)        2,804,866         $280             $    5,233         ($592,820)

PROCEEDS FROM ISSUANCE
     OF COMMON STOCK                             60,000            30,000             3              59,997

PROCEEDS FROM ISSUANCE
     OF WARRANTS                                 11,500                                              11,500

CONTRIBUTION OF
 CAPITAL - OFFICER                                 41,700                                              41,700

NET (LOSS) FOR THE
NINE MONTHS ENDED
SEPTEMBER 30, 1996                          ( 782,832)              --             --                  --             ( 782,832)


BALANCE - SEPTEMBER 30, 1996                ($1,256,939)      2,834,866         $283             $118,430          ($1,375,652)



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


                                                                                                  From Inception
                                                                                                   March 7, 1994
                                                     Nine Months Ended      Nine Months Ended       Through
                                                        September 30,               September 30,   September 30,
                                                              1996                                         1996

CASH FLOWS FROM OPERATING ACTIVITIES
     Net (Loss)                                             (   $782,832)       ( $252,793)      ($1,375,652)
    Adjustment to Reconcile Net (Loss) to Cash
        Flows from Operating Activities:
          Depreciation and Amortization                           72,809             4,876            90,616
          Common Stock issued for services rendered             --                   9,600            19,600
          Changes in operating assets and liabilities:
              Other Assets                                     (1,979)           (   2,000)         (29,381)
              Accounts Payable and Accrued Expenses           210,808            (  21,357)          304,733
              Prepaid Expenses                              (  15,419)           (   1,867)          (16,122)
             Accrued Interest Payable                          67,365               15,938            95,461

NET CASH FLOWS FROM
     OPERATING ACTIVITIES                                  (  449,248)            (247,603)        ( 910,745)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment                             (   332,691)           ( 241,255)         (652,465)

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Issuance of Notes Payable                 100,000               500,000            750,000
     Payments under Computer Equipment Lease               (33,322)                  --             (  43,046)
     Proceeds from sale and  lease-back                     25,117                   --               169,599
     Proceeds from Issuance of Common Stock                 60,000                   --                60,000
     Advances from related parties                          37,381                   --                56,507
    Contribution of capital - officer                       41,700                                     41,700
     Proceeds from issuance of Notes Payable
         and Related Warrants                             575,000                    --               575,000
     Proceeds from issuance of
         Convertible Notes Payable                          30,000                   --                30,000

NET CASH FLOWS FROM
     FINANCING ACTIVITIES                                  835,876                 500,000          1,639,760

NET INCREASE IN CASH                                        53,937                  11,142             76,550

CASH - BEGINNING OF PERIOD                                  22,613                      5                --

CASH - END OF PERIOD                                    $   76,550                $ 11,147           $ 76,550

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                     $    24,170               $   --              $ 32,596
     Net liabilities assumed
         in reverse acquisition                        $       --                $   --              $ 14,087

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

Note 2            Activities of the Company

The Company is in the development stage and has not yet generated any revenues from operations. The Company's funds have been provided from Loeb Holding Corporation, LTI Ventures Leasing Corporation, and from certain private offerings. As reflected in the accompanying consolidated financial statements, the Company has incurred net losses of $1,375,652 since inception, and at September 30, 1996, had a working capital deficiency of $1,188,068. These factors, among others, indicate that if the Company is unable to secure additional financing, it may be unable to continue in existence. The accompanying financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The principal amount of the $475,000 note is to be repaid in 12 equal quarterly payments commencing two (2) years from the date of said note. Prepayments may be made at any time without penalty. Interest is accrued at the rate of nine percent (9%) per annum and interest payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that this Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided herein. Interest shall begin to run from the date that the monies are or were advanced to the Maker. On March 31, 1996, all interest accrued through that date was calculated and was to be paid in four equal installments on March 31, 1996, June 30, 1996, September 30, 1996 and December 31, 1996. In addition, the first quarterly interest payment was to be made on March 31, 1996, for interest due for the first quarter of 1996, and quarterly interest payments shall be made thereafter on March 31st, June 30th, September 30th and December 31st of each year.

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

There was no cash paid for interest for the nine months ended September 30, 1996. As of the date of this report, no cash has been paid to Loeb for interest and the Company is technically in default on the Loeb Notes. Accordingly, such notes payable are classified as current liabilities in the accompanying financial statements.

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

Each Class A common stock purchase warrant entitles the holder to purchase up to 25,000 shares of the Company's common stock at an exercise price of $5.75 per share. The rights represented by this warrant are exercisable commencing 90 days after the effective date of the public offering registration statement until four years thereafter. The terms and conditions of these warrants are subject to adjustment to conform with the warrants to be registered upon effectiveness of the registration statement filed with the Securities and Exchange Commission. At September 30, 1996, warrants to purchase 287,500 shares of the Compan's common stock are outstanding, pursuant to this offering.


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

Note 7  Stockholders' Equity

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

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company is in the development stage, has not yet generated any revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. The Company does not expect to generate any revenues from operations until 1997. As reflected in the accompanying financial statements, the Company has incurred losses totaling $1,375,652 since inception and at September 30, 1996, had a working capital deficit of $1,188,068.

Selling, general and administrative expenses were $619,308 for the nine months ended September 30, 1996 as compared to $233,695 during the nine months ended September 30, 1995. The primary reason for the difference between the two periods is the commencement of operations during the earlier period when the Company had no employees, while during the latter period the Company was fully operational with 5 full-time employees. Payroll and payroll-related costs increased approximately $155,000 during 1996. Other cost increases during the 1996 period consist of consulting fees ($49,000), professional fees ($124,000), travel costs ($19,000), marketing costs ($15,000) and other administrative costs ($23,000). Selling, general and administrative expenses were $196,880 for the three months ended September 30, 1996, as compared to $105,384 during the three months ended September 30, 1995. The primary reason for the difference between the two periods is the commencement of operations during the earlier period when the Company had 2 full-time and 2 part-time employees, while during the latter period, the Company was fully operational with 5 full-time employees.

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

During the quarter ended March 31, 1996, the Company sold 5,000 shares of the Company's restricted Common Stock to a former officer and the director of the Company for $10,000. During the same period, the Company also sold 25,000 shares of the Company's restricted Common Stock to an unrelated party for $50,000.

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

During the quarter ended September 30, 1996, in order to raise additional working capital for the Company, Joseph Cutrona, President of the Company, sold a total of 32,500 shares of restricted common stock of the Company owned by him, to sixteen unrelated third parties at prices ranging from $2.00 to $2.50 per ;share for total proceeds of $53,700.00. During the quarter ended September 30, 1996, Mr. Cutrona remitted $41,700.00 of these proceeds to the Company in the form of a capital contribution. Subsequent to September 30, 1996, Mr. Cutrona remitted $12,000.00, which represents the balance of the proceeds from the sale of his stock, to the Company in the form of an additional capital contribution. Mr. Mark Kenny who at the time was Executive Vice President of the Company, has agreed to use his own shares of restricted common stock of the Company to reimburse Mr. Cutrona for one-half of the number of shares sold by Mr. Cutrona.

At September 30, 1996, the Company had cash of $76,550 and a working capital deficit of $1,188,068. Management of the Company estimates that it will require additional funding of approximately $750,000 to provide for its planned operations for the next six months. The Company is exploring a number of options to raise the required funds, including a contemplated public stock offering, but there are no assurances that additional financing will be consummated.

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


Date:   November 14, 1996                            /s/ Joseph Cutrona
                                                     Joseph Cutrona
                                                     President and Chairman



Date:   November 14, 1996                            /s/ John H. Wasko
                                                     John H. Wasko
                                                     Secretary, Treasurer and
                                                     Principal Financial Officer