Form 10KSB
period 1996-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1997-03-31
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    Form 10-KSB


                                         FOR ANNUAL AND TRANSITION REPORTS
                                      PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                                          SECURITIES EXCHANGE ACT OF 1934

                                 X Annual Report Pursuant to Section 13 or 15(d) of The Securities Exchange Act of 1934

                                    For the fiscal year ended December 31, 1996
                                                        or
                      Transitional Report Pursuant to Section 13 or 15(d) of
                                        The Securities Exchange Act of 1934
                                         For the transition period from to

                                        Commission File Number 033-19522-NY

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

Registrant's telephone number, including area code: (908) 810-8767 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:
                                     Common Stock, par value $.0001 per share
                                            Class A Redeemable Warrants
                                            Class B Redeemable Warrants

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                           Yes - X          No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

   State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                  $12,275,802 as of the close of business on March 24, 1997

                         APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                                PROCEEDINGS DURING THE PRECEDING FIVE YEARS

         Indicate by check mark whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.
                                                      Yes No


                                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's Common Stock as of March 25, 1997 was 4,330,594 shares.


                                        DOCUMENTS INCORPORATED BY REFERENCE

         List hereunder the following documents if incorporated by reference and the part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security-holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(C) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes.


1. Rule 424(b) Prospectus dated March 20, 1997 is incorporated herein by reference into Parts I, II and III

          3.1      Registrant's Articles of Incorporation
          3.2      Registrant's By-Laws
          4.1      Form of Common Stock Certificate
          4.2      Redeemable Warrant Agreement with Form of Class A  and
                   Class B Warrant
         10.1 Employment Agreement dated October 17, 1996 between Registrant and Joseph Cutrona.
         10.2 Consulting Agreement dated October 18, 1996 between the Registrant and Mark A. Kenny.
         10.3 Employment Agreeement dated October 17, 1996 between Registrant and John Wasko.
         10.4 Copy of lease dated November 1, 1995 between Unicom and Corporate Travel Link, Inc.
         10.5 Copy of Agreement dated June 22, 1995 between American Airlines, Inc., and Corporate
                  Travel Link, Inc., relating to Sabre Extension Program-Associate Distribution and Services Agreement.
         10.6 Copy of Agreement dated June 30, 1995 between American Airlines, Inc. and Corporate
                  Travel Link, Inc., relating to Associate Sabre Equipment Lease Agreement.
         10.7 Copy of Agreement dated June 30, 1995 between American Airlines, Inc., and Corporate
                  Travel Link, Inc. - non-standard system amendment to
                  Corporate Sabre Equipment Lease Agreement.
         10.8 Copy of Script Consulting Agreement dated June 21, 1995 between Worldspan, LP and Corporate Travel Link, Inc.
         10.9     Copy of Script Services agreement dated June 21, 1995
                  between Worldspan, LP and Corporate  Travel  Link, Inc.
         10.10    Copy of Galileo  Services  Display and  Reservation  Agreement
                  dated   August  28,   1995   between   Galileo   International
                  Partnership and Corporate Travel Link, Inc.
         10.11 Copy of Ancillary Services Agreement dated August 28, 1995 between Galileo International Partnership and Corporate Travel Link, Inc.
         10.12 Copy of Worldspan Car Rental Associate Reservation Agreement between Worldspan, LP and Corporate Travel Link, Inc.

         10.13    Copy of Interim Loan Agreement between the Registrant and Loeb
                  Holding Corporation and certain executives of the Registrant.
         10.14    Prosoft Consulting Agreement
         21       List of Subsidiaries



All of the above-referenced documents, with the exception of the Rule 424(b) Prospectus, are incorporated herein by reference to the Exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2, File No. 333-15011.

                                                      Part I

Item 1.  Business

History

         The Company was incorporated in New Jersey in April 1986 as a wholly-owned subsidiary of JEC Lasers, Inc. ("JEC") to continue the research and development of an ultra-compact, multi-kilowatt CO2 laser begun under an agreement with Loughborough Consultants Ltd. ("LCL"), which is affiliated with Loughborough University of Technology, Loughborough, Leicestershire, England.

         Due to the uncertain financial condition of JEC and, in order to preserve the CO2 laser technology which management felt may have had some value, on May 30, 1986, the Board of Directors of JEC voted to spin-off Robotic Lasers into an independent, publicly-owned corporation by issuing a stock dividend of one share of the Company's Common Stock for every four shares of JEC common stock outstanding to all shareholders of record as of July 8, 1986. On September 23, 1988, the shares were registered under the Securities Act of 1933, as amended. On June 25, 1986, the Company and JEC signed a Purchase Agreement whereby the Company acquired all the assets, rights and properties relating to JEC's CO2 laser research and development agreement with LCL, subject to certain liabilities.

         On March 3, 1995, the Company sold all of the assets, rights and properties relating to the CO2 laser research and development agreement with LCL, subject to certain liabilities, to JEC for $345,593 which generated a profit of approximately $246,000.

         On  August  9,  1995,  the  shareholders  of the  Company  approved  an amendment to the Company's Certificate of Incorporation to effect a one-for-fifty-five reverse stock split pursuant to which each fifty-five shares of the Company's Common Stock outstanding as of its close of business on July 12, 1995 was replaced by one share of Common Stock. The reverse stock split reduced the number of outstanding shares of Common Stock of the Company as of July 12, 1995 from 30,853,352 to 560,970 (before July 16, 1996 one-for-two reverse split) shares of Common Stock.

         On August 11, 1995, the Company acquired Corporate Travel Link, Inc. (a development-stage enterprise) which was incorporated on March 7, 1994, by issuing 1,682,924 shares of restricted New Common Stock of the Company (after the July 16, 1996 one-for-two reverse split. See Notes 1 and 3 to December 31, 1996 financial statements) in exchange for 200 shares of the Common Stock of Corporate Travel Link ("Travel Link") which represented all of the authorized, issued and outstanding shares of common stock of Travel Link.

         Since August 11, 1995, the Company's business and operations have consisted solely of the business and operations of Travel Link which continues to operate as a wholly-owned subsidiary of the Company.

         On July 16, 1996, the Company's stockholders approved and effectuated a one-for-two reverse stock split. Such split has been retroactively reflected in the text of this document and in the accompanying consolidated financial statements and notes.

General

         The principal business activity of Genisys Reservation Systems, Inc. ("Company") is developing a computerized limousine reservation and payment system for the business traveler. The management of the Company anticipates that the proprietary software that is being developed will enable limousine reservations to be completely computerized i.e., be entirely automatic and operate without human intervention except for the initial inputing of travel information. Genisys Reservation Systems, Inc. is a development stage company and has no commercially available products at the present time.

         At the present time, there are four major airline computer reservation systems in operation in the United States -- "Sabre," "Worldspan," "Apollo" and "System One" (each reservation system referred to hereinafter as a "CRS"). Each CRS allows a travel agency or corporate travel department to make an airline reservation and receive instantaneously a confirmation and a printed airline ticket on any airline. It is also possible to make a hotel reservation with any of the major hotel chains through any CRS and receive an instantaneous confirmation of room availability. Additionally, a travel agent or corporate travel manager may make an automobile reservation with any of the major car rental companies (Hertz, Avis and the like) through any CRS and receive an immediate confirmation of the car rental reservation.

         When it comes to limousine reservations, however, there is at present no method for making a reservation through a CRS and receiving an immediate guaranteed confirmation. The usual method of making a limousine reservation in a destination city is to call a limousine company, if the corporate travel department or travel agent knows of one. This use of the telephone, with its attendant inconveniences such as "telephone tag" and missed communications, can make securing a confirmed limousine reservation inconvenient.

         The Company seeks to solve the problem by:

         1. Developing a limousine reservation system that utilizes the CRS' already in use;

         2. Developing a way to identify and qualify the best limousine service providers in the cities that are the business travelers' most frequent destinations;

         3. Developing a way to disseminate reservation information to corporate clients and to limousine service providers with no errors, with immediate confirmation and without the need to utilize the telephone;

         4. Developing an automated electronic payment system to process all fees charged by the Company to its clients;

         5. Performing the above described tasks with a high degree of quality control; and

         6. Providing corporate clients with precise management and financial information, to enable them to ascertain where their money is being spent.

         The Company is developing its own computer system which will link with one or more of the CRS's. The Company's computer system will be made up of two systems, the Genisys Reservation System and the Genisys Payment System. The Genisys Reservation System will be a fully automated computer system that allows travel agents to make limousine bookings directly through any CRS, much like hotel and car bookings. The Genisys Payment System is an automated electronic payment and reporting system which will process and reconcile all purchases made through the Genisys Reservation System. The Genisys Payment System is not yet operational. All hardware required for development and commercial operation of the Company's Reservation and Payment Systems has been purchased, and are off-the-shelf components not manufactured by the Company.

Employees

         The Company presently employs 5 full-time employees; 2 executive officers, 2 marketing executives, and 1 office administrator. None of these employees is covered by a collective bargaining agreement. The Company utilizes several software and marketing consultants on a part-time basis and one full-time ground transportation industry consultant. The company believes its personnel relations to be satisfactory.

Item 2.  Properties

         The Company presently leases approximately 1,500 square feet of office space at 2401 Morris Avenue, Union, New Jersey, 07083. The five-year lese expires in November 2000 and provides for a monthly rental of $2,125.00. This property has been leased from unaffiliated third parties and adequately satisfies the present needs of the Company. The Company anticipates that it will need approximately 3,500 square feet in additional space in mid 1997.

         A portion of the additional space (approximately 1,500 square feet) will be used to house the computer hardware system which runs the Company's Reservation and Payment Systems software programs. The balance of the space will be used for additional corporate and sales offices. The Company requires no manufacturing facilities since it has no present plans to manufacture any hardware items. All hardware related to the Company's software product is purchased commercially.


Item 3.  Legal Proceedings

         On February 20, 1997, two individuals filed an action against the Company and Travel Link in the Superior Court of New Jersey seeking, among other things, damages in the amount of 8% of any financing secured by Travel Link resulting from plaintiffs efforts and as well as 5% of the Company's Common Stock allegedly due for services rendered in connection with the Company's acquisition of Travel Link in 1995. The claim for money damages is based upon an alleged written agreement between Travel Link and plaintiffs, while the claim for the shares of Common Stock is based upon alleged oral representations and promises made by an officer of Travel Link. The Company believes that the plaintiffs claims are without merit and intends to vigorously defend the action.

         In August 1996, the Company gave notice to one of its former officers, Mr. Steven E. Pollan, that it was canceling 333,216 shares of Common Stock issued to him for services he was to have provided at the inception of Corporate Travel Link, Inc. The Company believes that Mr. Pollan never provided such services; Mr. Pollan has informed the Company, however, that he will contest any attempt to cancel his shares.


Item 4.  Submission of Matters to a Vote of Security Holders

         A special meeting of the shareholders of the Company was held at the offices of Paul A. Wurtzel, Esq., 300 Grand Avenue, Englewood, New Jersey, 07631, on Wednesday, August 9, 1995 at 9:30 a.m. At the meeting, the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a one-for-fifty-five reverse stock split pursuant to which each fifty-five shares of the Company's Common Stock outstanding as of the end of business on July 1, 1995 was replaced by one share of New Common Stock. The Reverse Stock Split reduced the number of outstanding shares of Common Stock of the Company as of July 12, 1995 from 30,853,352 to 560,970.

         The annual meeting of shareholders of the Company was held at the offices of Corporate Travel Link, Inc., 2401 Morris Avenue, 3rd Floor, Union, New Jersey, 07083, on Tuesday, July 16, 1996, at 9:30 a.m. At the meeting the shareholders of the Company approved an amendment to the Company's Certificate of Incorporation to effect a one-for-two reverse stock split pursuant to which each two shares of the Company's new common stock outstanding as of the end of business of June 25, 1996, was replaced by one share of Common Stock of Genisys Reservation Systems, Inc. The reverse stock split reduced the number of outstanding shares of common stock of the Company as of June 25, 1996, from 5,669,731 to 2,834,866.

                                                      Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
Matters.

Market Information

         Prior to 1997, the Company's Common Stock was eligible to trade in the over-the counter market, however, the Company was unable to locate any market markers in its stock. The Following table indicates the quarterly high and low bid prices for the last two years for the Company's Common Stock, which became publicly traded on September 23, 1988:


                                                          Bid Price                Bid Price
                                                              1996                   1995

                           Quarter Ended             High     Low               High    Low
                           March 31                  Not Available              Not Available
                           June 30                   Not Available              Not Available
                           September 30              Not Available              Not Available
                           December 31               Not Available              Not Available

         The foregoing prices were provided by National Quotation Bureau.

         As of March 20, 1997, the Effective Date of the Company's Registration Statement, it's Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants are quoted on the Nasdaq Small Cap Market.

         Approximate Number of Equity Security Holders

                                                              Approximate Number of
                                                               Holders of Record as
                  Title of Class                                    of March 5, 1997
                  --------------                              ----------------------

                  Common Stock,
                  $.0001 par value                                     769


         Included in the number of stockholders of record are shares held in "nominee" or "street" name.

Dividends

         The Company has never paid any cash dividends. The Company presently intends to retain any future earnings for use in its operations and, therefore, does not expect to pay cash dividends in the foreseeable future.


Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.

Components of Revenues and Expenses Revenues.

    The Company is a development-stage company and has generated no revenues and has no commercial operations to date. The Company did not generate any revenues from operations during the fiscal year ended December 31, 1996. The Company does expect to bring its Genisys Reservation and Payment Systems on-line through two of the four CRS' in existence (Sabre and Worldspan) in mid 1997, at which time the Company expects to generate revenues. The Company anticipates completing development of and bringing a third CRS, Apollo, on-line in late 1997, which it expects to increase revenues.

         The Company anticipates that its Genisys Reservation and Payment Systems will generate revenue from the following sources: (I) a booking fee charged for use of the Genisys Reservation System and billed through the Genisys Payment System, (ii) a processing fee generated by charges processed through the Genisys Payment System, (iii) an annual software licensing fee charged to the limousine service providers who utilize the Genisys Reservation and Payment Systems.

Expenses. Cost of service will include all costs directly attributable to the Company's provision of services to its corporate clients and the limousine service providers. The most significant component of cost of service is the booking fee charged by the CRS for reservations made by the Genisys systems utilizing the CRS. Booking fees are a set amount charged by each CRS for transactions posted through the system. Cost of service also includes the access and file fees charges by a commercial bank acting as the Company's Automated Clearing House in distributing payments made to limousine service providers through the Genisys Payment System.

         General and administrative expenses include salaries, commissions and benefits, travel costs, professional fees, rent, telephone and other operating costs of the Company. The Company has not capitalized any internal expenditures with respect to the costs of developing and implementing the Genisys Reservation and Payment Systems.

Results of Operations

         The Company is in the development stage and has not yet generated any revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. The Company does not expect to generate any revenues from operations until mid 1997. As reflected in the accompanying financial statements, the Company has incurred losses totaling $1,645,003 since inception and at December 31, 1996, had a working capital deficit of $600,043.

         Selling, general and administrative expenses were $819,205 for the year ended December 31, 1996 as compared to $256,621 for the year ended August 31, 1995. The primary reason for the difference between the two periods is the commencement of operations during the earlier period when the Company had only 4 part-time employees for approximately half the period, while during the latter period the Company was operational with 5 full-time employees. Payroll and payroll-related costs increased approximately $250,000 during 1996. Other approximate cost increases during the 1996 period consist of consulting fees
($54,000), travel costs ($23,000), marketing costs ($16,000), other administrative costs ($83,000) and professional fees ($136,000). Professional and consulting fees for the year ended December 31, 1996, totaled $237,000. Such amount consisted of attorneys fees of $84,000, accounting fees of $42,000, accrued consulting fees of $36,000 payable to Loeb partners, $48,000 payable to John H. Wasko (accrued prior to his becoming an employee of the Company), $16,000 in consulting fees payable to Mark A. Kenny and miscellaneous fees of $11,000. Loeb partners, Mr. Kenny and Mr. Wasko are affiliates of the Company.


Liquidity and Capital Resources

         The Company's funds have principally been provided from Loeb Holding Corporation, as escrow agent ("Loeb"), for Warren D. Bagatelle, HSB Capital, trusts for the benefit of families of two principals of Loeb Holding
Corporation, and three unaffiliated individuals, LTI Ventures Leasing Corporation and a private offering, as described below.

         In February 1995, Loeb agreed to loan the Company up to a maximum of $500,000 as evidenced by Convertible Notes. In addition, pursuant to five interim loan agreements, Loeb loaned the Company an additional $250,000 from December 1995 through March 1996. In November and December 1996, Loeb Holding Corporation loaned the Company $210,000 evidenced by a series of eighteen month term Promissory Notes bearing interest at the annual rate of 10%. Total loan proceeds from Loeb and Loeb Holding Corporation to date are $960,000.

         In September 1995, January 1996 and December 1996, the Company entered into sale and lease-back arrangements with LTI Ventures Leasing Corp. (LTI) whereby the Company sold the bulk of its computer hardware and commercially purchased software to LTI. In consideration for the sales, the Company received a total of $295,000 and agreed to lease back the hardware and software for varying terms at a monthly rental totaling $11,960.

         During the quarter ended March 31, 1996, the Company sold 5,000 shares of the Company's restricted Common Stock to a former officer and the director of the Company for $10,000. During the same period, the Company also sold 25,000 shares of the Company's restricted Common Stock to an unrelated party for $50,000.

         Pursuant to a private offering, the Company issued 11.5 units to sixteen unaffiliated third parties in May and June 1996. Each $50,000 unit consists of a $49,000 promissory note and a Class A Redeemable Warrant valued at $1,000 per unit. Each such warrant entitles the holder to purchase 25,000 shares of the Company's Common Stock at $5.75 per share. The proceeds from this offering totaled $575,000 and Class A Redeemable Warrants to purchase 287,500 shares of Common Stock were issued by the Company.

         In April and June 1996, the Company borrowed a total of $30,000 from two unaffiliated third parties pursuant to two convertible notes. The maturity date is the earlier of January 1, 1998, or the consummation of a public offering of the Company's Common Stock. These notes bear interest at a rate of 7% per annum, payable on the last day of each calendar quarter of each year commencing March 31, 1997, to the maturity date. If the maturity date of these notes shall occur prior to January 1, 1998, in lieu of the $30,000 payment of the principal amount due, the principal amount due shall be converted into 15,000 fully paid and non-assessable shares of Common Stock of the Company.

         In November 1996, the Company sold 25,000 shares of the Company's restricted Common Stock to an unaffiliated party for $50,000.

         At December 31, 1996, the Company had cash of $91,548 and a working capital deficit of ($600,043). The Company intends to fund its operations and other capital needs for the next twelve (12) months substantially from revenues generated by the Company's planned operations and the proceeds from its public offering of stock.

         During the quarters ended September 30, 1996, and December 31, 1996, Joseph Cutrona, President of the Company, made capital contributions to the Company in the amounts of $41,700 and $35,000 respectively. In February 1997, Mr. Cutrona made additional capital contributions totaling $19,700.

         In February and March 1997, the Company borrowed a total of $65,000 from three unaffiliated third parties pursuant to three eighteen (18) month Promissory Notes bearing interest at 10% per annum payable at maturity. These notes are secured by 16,250 shares of the Company's restricted Common Stock owned by Joseph Cutrona and 16,250 shares owned by Mark A. Kenny.

         On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of Common Stock at $5.00 per share, 1,725,000 Class A Redeemable Warrants at $.20 per

Class A Redeemable Warrant and 1,035,000 Class B Redeemable Warrants at $.10 per
Class  B  Redeemable  Warrant.   The  Net  proceeds  of  such  offering  totaled
$4,657,445.

         Inflation is not expected to have any material effect on the Company.

Item 7.  Financial Statements and Supplementary Data.

         See Pages F-1 through F-16.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable

                                                     PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the Company's directors and executive officers.

                           NAME                      AGE               POSITION

                           Joseph Cutrona            59                President and Director

                           John H. Wasko             58                Chief Financial Officer,
                                                                       Secretary, Treasurer
                                                                       and Director

                           Mark A. Kenny             44                Director

                           Warren D. Bagatelle       58                Chairman and Chief Executive Officer

         The Company's Executive Committee is empowered to exercise the full authority of the Board of Directors in circumstances when convening the full Board is not practicable. Messrs. Warren D. Bagatelle, John H. Wasko, and Joseph Cutrona currently serve as members. All officers of the Company other than Mr. Bagatelle devote their full time to the Company's business.

         Joseph Cutrona has served the Company as President and as a Director since August 1995, and has served as President and as a Director of Travel Link since its inception on March 11, 1994. From 1992 to 1995, Mr. Cutrona was engaged as a marketing consultant of Country Club Transportation Services, Newark, New Jersey, a company providing limousine services. From 1990 to 1992, he served as Marketing Director of Gem Limousine, Edison, New Jersey, a provider of limousine servies. From 1978 to 1990, Mr. Cutrona provided limousine consulting services to large corporations in the tri-state area. Mr. Cutrona graduated from Fairleigh Dickinson University, the University of Maryland and Sophia University, Osaka Japan.

         John H. Wasko has served the Company as a Director since August 1995, as Secretary since September 1995, and as Treasurer and Chief Financial Officer since April 1996. Mr. Wasko has also served the Company as President and Chairman of the Board since its inception to August 1995, and as Treasurer from April 1986 to September 1987 and from May 1988 to August 1995. Mr. Wasko has also served as Chairman of the Board, President and Director of JEC since it was organized in September 1977. He was awarded a bachelor of science degree in physics in 1963 and a master of science degree in physics (summa cum laude) in 1965 from Fairleigh Dickinson University.

         Mark A. Kenny, currently a consultant to the Company, served as the Company's Executive Vice President from August 1995 to October 1996 and as a Director since August 1995. He has also served as Executive Vice President of Travel Link from inception, March 1974 to November 1996 and as a Director since inception. From 1974 to November 1996, he was a partner of Country Club Transportation Services, a provider of limousine services, which he co-founded in 1974. Mr. Kenny is one of the original members of the New Jersey Business Travel Association and attended Seton Hall Preparatory School and Seton Hall
University. He is also a member of the Association of Corporate Travel Executives and a charter member of the New Jersey Limousine Association.

         Warren D. Bagatelle has been a Director of the Company since August 1995, and Chairman of the Board of Directors of the Company and Chief Executive Officer since December 1996. Since 1988, he has been a Managing Director at Loeb Partners Corporation, a New York City investment banking firm and a member of the New York and American Stock Exchanges. Mr. Bagatelle is also a director of Energy Research

Corporation, a company engaged in the development and commercialization of electrical storage and power generation equipment, principally fuel cells and rechargeable storage batteries. From 1981 to 1987, he was head of Corporate
Finance and Chairman of Josephthal, Lyon & Ross Incorporated (formerly Rosenkrantz, Lyon & Ross, Inc.) an investment banking firm. Mr. Bagatelle has a B.A. in economics from Union College and an M.B.A. from Rutgers University.
Item 10.  Executive Compensation

         The following tabulation shows the total compensation paid by the Company for services in all capacities during the years ended December 31, 1996 and 1995, and August 31, 1995 to the officers of the Company and total compensation for all Officers as a group for such period:

                           Annual Compensation                                  Long Term Compensation

                                                                                Awards           Payout
                                                               Other                   Restricted         All
                                                               Annual                 StOptions  LTIP     Other
 Name and                  Year     Salary           Bonus    Compensation      Awards  /SAR's   Payout   Compensation
 --------                  ----     ------           -----    ------------      ------  ------   ------   ------------
Principal Position                                            (Mgmt. Fee)
------------------

Joseph Cutrona             1996      $73,500         $0       $  5,000                   0       0        0        0
President
                           1995     $45,000          $0       $  3,840                   0       0        0        0
                           1995     $28,000          $0       $  3,840                   0       0        0        0

Mark A. Kenny              1996     $42,000          $0       $16,250                    0       0        0        0

                           1995     $44,795          $0       $  3,840                   0       0        0        0

                           1995     $28,000          $0       $  3,840                   0       0        0        0

John H. Wasko              1996     $10,000          $0       $48,000                    0      0         0        0
Chief Financial Officer,
Secretary& Treasurer       1995     $0               $0       $  2,500                   0       0        0        0

                           1995     $0               $0       $  2,500                   0       0        0        0

Warren D. Bagatelle        1996     $0               $0       $36,000(1)                 0       0        0        0
Chief Executive Officer
                           1995     $0               $0       $0                         0       0        0        0

                           1995     $0               $0       $0                         0       0        0        0

(1) Represents accrued but unpaid consulting fees to Loeb Partners Corporation of which Warren D. Bagatelle is Managing Director.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following tabulation shows the security ownership as of December 31, 1996 of (I) each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (not including 333,216 shares issued to Steven E. Pollan which the Company has given notice of cancellation as a result of certain disputes between Mr. Pollan and the Company), (ii) each Director and officer of the Company and (iii) all Directors and Officers as a group.



                                                       NUMBER OF                                          PERCENT
NAME & ADDRESS                                       SHARES OWNED                                OF CLASS

Loeb Holding Corporation
As Escrow Agent (1)
61 Broadway
New York, NY 10006                                   1,242,183                                   37.86%

Warren D. Bagatelle  (2)
Loeb Partners Corporation
61 Broadway
New York, NY 10006                                   1,271,155                                   38.75%

Joseph Cutrona (5)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083                                      611,133                                     18.63%

Mark A. Kenny (5)
10 Lisa Drive
Chatham, NJ 07928                                    646,133                                     19.70%

John H. Wasko  (3) (4)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083                                      176,206                                     5.37%

All Officers and Directors
as a group (4 persons)                               2,704,627                                   82.44%


         (1) Includes 842,183 shares of Common Stock purchased by Loeb Holding Corporation, as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners Corp., HSB Capital (of which Warren Bagatelle is a partner), trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated persons and 400,00 shares of Common Stock issuable upon conversion of two Convertible Notes aggregating $37,500. Loeb Holding Corporation disclaims any beneficial interest in these shares.

         (2) Includes 842,183 shares of Common Stock purchased by Loeb Holding Corporation, as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners Corp., HSB Capital (of which Warren Bagatelle is a partner), trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals; 6,739 shares of Common Stock owned directly by Warren
D. Bagatelle; 2,233 shares of Common Stock owned directly by HSB Capital; 20,000 shares of Common Stock pledged by Joseph Cutrona to Warren Bagatelle as security and 400,000 shares of Common Stock issuable upon conversion of two Convertible Notes aggregating $37,500.

         (3) Includes 29,383 shares of Common Stock owned of record by Joan E. Wasko, John Wasko's wife, of which Mr. Wasko disclaims beneficial ownership, but of which he may be deemed beneficial owner.

         (4) Includes a five (5) year option to purchase 25,000 shares of Common Stock at a price of $0.60 per share granted to Mr. Wasko by the Company on August 11, 1995, a five (5) year option to purchase 35,000 shares of the Company's Common Stock at a price of $2.00 per share granted to Mr. Wasko by the Company on November 1, 1996 and 5,333 shares of Common Stock issuable upon conversion of two

Convertible Notes aggregating $37,500.

         (5) Does not give effect to 14,533 shares of Common Stock to be transferred to Prosoft, Inc. Upon completion of the Genisys Payment System.

Messrs. Cutrona and Kenny may be deemed to be "parents" and "promoters" of the Company, as those terms are defined in the rules and regulations of the Securities Act of 1933, as amended. In August 1994 and February 1995, Messrs. Cutrona and Kenny each received their Common Stock in the Company for services to be provided to the Company. For accounting purposes the value of these shares was recorded at $7,840 for each individual. Mr. Pollan received his Common Stock in August 1994 for services to have been provided to the Company. See "Certain Transactions."


Item 12.  Certain Relationships and Related Transactions

         In August 1994, Joseph Cutrona and Mark A. Kenny each received a total of 666,433 shares of the Company's common stock for services to be provided to the Company.

         During February 1995, the Company issued 45,765 shares of its Common Stock in repayment of certain liabilities totaling $251,702. Those liabilities include notes payable to Saddle Brook Investors of $149,633, note payable plus accrued interest to an officer and Director of $34,273 and certain accounts payable of $67,796.

         In February 1995, Loeb Holding Corporation, as escrow agent ("Loeb"), for Warren D. Bagatelle, HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals, agreed to loan the Company $500,000 evidenced by a series of Convertible Promissory Notes. In September 1995, Loeb converted the Convertible Promissory Notes into 841,455 common shares of the Company and two Term Promissory Notes, one in the principal amount of $475,000 and the other in the principal amount of $25,000.

         The principal amount of the $475,000 Term Promissory Note is to be repaid in twelve equal quarterly payments commencing September 1997. Prepayments may be made at any time without penalty. Interest is accrued at a rate of 9% per annum and interest payments are to be made quarterly at the end of each of each calendar quarter, or at such earlier date that the Term Promissory Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided therein. Interest began to run from the date that the monies were advanced to the Company.

         The Term  Promissory  Note in the amount of $25,000  and an  additional
Note in the amount of $12,500 issued in December 1995 and discussed below have been modified. Such Notes provide for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and unless previously converted the principal amount of each note is to be repaid in twelve equal quarterly installments, commencing April 1, 1998, or on such earlier date as such notes provide. The notes are convertible at the sole option of the holder into an aggregate of 400,000 common shares of the Company.

         During March 1995, John H. Wasko, then President of the Company, upon exercise of his option, acquired 70,520 shares of the Common Stock of the Company at an exercise price of $0.02145 per share.

         On March 3, 1995, the Company and JEC signed a purchase agreement whereby JEC acquired all of the assets, rights and properties relating to the Company's CO2 laser research and development agreement with LCL, subject to certain liabilities, in full consideration for the forgiveness of the indebtedness of the Company to JEC in the amount of $345,593 owed as of February 28, 1995.

         On August 11, 1995, Robotic Lasers acquired Corporate Travel Link,
Inc. by issuing 1,682,924 shares
of restricted New Common Stock of the Company in exchange for the shares of the common stock of Corporate Travel Link owned by Joseph Cutrona, Mark A. Kenny and Steven E. Pollan which represented all the authorized, issued and outstanding shares of common stock of Corporate Travel Link.

         In August 1995, the Company granted Mr. Wasko a five (5) year option to purchase 25,000 shares of Common stock at a price of $0.60 per share and in
November 1996, granted Mr. Wasko a five (5) year option to purchase 35,000 shares of Common Stock at a price of $2.00 per share.

         On September 5, 1995, the Company entered into a three year consulting and investment banking agreement with Loeb Partners Corporation. Under the terms of the agreement, the Company pays Loeb Partners Corporation $3,000 per month. Loeb Partners Corporation will also receive a fee for arranging private financing and acquisitions. Mr. Warren D. Bagatelle, a Director and Chairman of the Company, is a Managing Director of Loeb Partners Corporation.

         During December 1995, Loeb agreed to loan the Company $250,000 evidenced by a series of Convertible Promissory Notes ("Convertible Promissory Notes"). In November 1996, Loeb converted the Convertible Promissory Notes into
(I) two Term Promissory Notes, one in the principal amount of $237,500 and the other in the principal amount of $12,500 issued in December 1995 and discussed below and (ii) 420,728 shares of Common Stock of the Company, of which 420,000 shares of Common Stock are owned by four unaffiliated parties. Loeb Holding Corporation did not receive any shares of Common Stock in this transaction.

         The principal amount of the $237,500 Term Promissory Note is to be repaid in twelve equal quarterly payments commencing December 1997. Prepayments may be made at any time without penalty. Interest is accrued at a rate of 9% per annum and interest payments are to be made quarterly at the end of each calendar quarter, or at such earlier date that the Term Promissory Note becomes due and payable as a result of acceleration, prepayment or as otherwise provided therein. Interest began to run from the date that the monies were advanced to the Company.

         In August 1996, the Company gave notice to Mr. Pollan that it was canceling the 333,216 shares of Common Stock which had been issued to him for services to be provided by the Company. The reason for such cancellation related to various claims made by the Company against Mr. Pollan that he failed to provide services to the Company. Mr. Pollan has informed the Company that he intends to legally contest any attempt by the Company to cancel his shares.

         During the quarters ended September 30, 1996, and December 31, 1996, in order to raise additional working capital for the Company, Joseph Cutrona, President of the Company, sold a total of 37,600 shares of restricted common stock of the Company owned by him, to nineteen unaffiliated third parties at prices ranging from $2.00 to $2.50 per share for total proceeds of $76,500 which Mr. Cutrona remitted to the Company in the form of a capital contribution. In February 1997, Mr. Cutrona sold an additional 9,850 shares of restricted Common Stock to 7 unaffiliated third parties at a price of $2.00 per share for total proceeds of $19,700, which Mr. Cutrona remitted to the Company in the form of an additional capital contribution. Mr. Mark A. Kenny has agreed to use 23,725 of his own shares of restricted common stock of the Company to reimburse Mr. Cutrona for one-half of the number of shares recently sold by Mr. Cutrona. The Company has agreed to issue an equal number of new shares of restricted Common Stock to Messrs. Cutrona and Kenny in six equal installments if the Company meets certain performance criteria on six specified dates.

         On October 10, 1996, the Company, Joseph Cutrona, President of the Company, Mark A. Kenny and Prosoft, Inc. Signed an agreement whereby Mr. Cutrona and Mr. Kenny each agreed to transfer 14,533 shares of restricted Common Stock owned by them to Prosoft, Inc., or its designees, upon completion of the design and satisfactory development of the Genisys Payment System. Prosoft agreed to accept the 29,066 shares valued at $3.75 per share in satisfaction of $108,997.50 which would be owned to Prosoft, Inc. by the Company upon completion of the Genisys Payment System.

         In October and November 1996, and February 1997, Joseph Cutrona, in recognition of extensive valuable services rendered to the Company by three employees of the Company, made gifts aggregating 35,000 shares of restricted Common Stock owned by him to the three employees, including a gift of 20,000 shares of restricted Common Stock to John H. Wasko.

         During November and December 1996, the Company and Loeb Holding Corporation signed four eighteen (18) month Promissory Notes whereby Loeb Holding Corporation loaned the Company the sums of $75,000, $30,000, $10,000 and $95,000 (totaling $210,000). The Promissory Notes which bear interest at 10%, mature on May 11, 1998, May 25, 1998, June 2, 1998, and June 9, 1998.

         The Company believes that each of these transactions was entered into on terms at least a favorable to the Company as could have been obtained from unaffiliated third parties.


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-k

(a)      (1)      Financial Statements
                  Included in Part II of this report:

                  Balance Sheets - December 31, 1996 and 1995.

                  Statements of Operations During the Development Stage - For the Period from Inception through December 31, 1996 and the Years Ended December 31, 1996 and August 31, 1995, and for the four months ended December 31, 1995.

                  Statements of Cash Flows - For the Period from Inception through December 31, 1996 and for the Years Ended December 31, 1996 and August 31, 1995, and for the four months ended December 31, 1995.

                  Statement of Changes in Stockholders' Equity - For the Years Ended December 31, 1996 and August 31, 1995, and for the four months ended December 31, 1995.

                  Notes to Financial Statements

         (2)      Financial Statements Schedules
                  There are no schedules which are applicable or required to be filed for the three years ended December 31, 1996 and 1995 and August 31, 1995 and for the four months ended December 31, 1995.

         (3)      Exhibits

          3.1      Registrant's Articles of Incorporation
          3.2      Registrant's By-Laws
          4.1      Form of Common Stock Certificate
          4.2 Redeemable Warrant Agreement with Form of Class A and Class B Warrant
         10.1 Employment Agreement dated October 17, 1996 between Registrant and Joseph Cutrona.
         10.2 Consulting Agreement dated October 18, 1996 between the Registrant and Mark A. Kenny.
         10.3 Employment Agreeement dated October 17, 1996 between Registrant and John Wasko.
         10.4 Copy of lease dated November 1, 1995 between Unicom and Corporate Travel Link, Inc.
         10.5 Copy of Agreement dated June 22, 1995 between American Airlines, Inc., and Corporate Travel Link, Inc., relating to Sabre Extension Program - Associate Distribution and Services Agreement.

         10.6 Copy of Agreement dated June 30, 1995 between American Airlines, Inc. and Corporate Travel Link, Inc., relating to Associate Sabre Equipment Lease Agreement.
         10.7 Copy of Agreement dated June 30, 1995 between American Airlines, Inc., and Corporate Travel Link, Inc.- non-standard system amendment to Corporate Sabre Equipment Lease Agreement.
         10.8 Copy of Script Consulting Agreement dated June 21, 1995 between Worldspan, LP and Corporate Travel Link, Inc.
         10.9 Copy of Script Services agreement dated June 21, 1995 between Worldspan, LP and Corporate Travel Link, Inc.
         10.10    Copy of Galileo  Services  Display and  Reservation  Agreement
                  dated   August  28,   1995   between   Galileo   International
                  Partnership and Corporate Travel Link, Inc.
         10.11 Copy of Ancillary Services Agreement dated August 28, 1995 between Galileo International Partnership and Corporate Travel Link, Inc.
         10.12 Copy of Worldspan Car Rental Associate Reservation Agreement between Worldspan, LP and Corporate Travel Link, Inc.

         10.13 Copy of Interim Loan Agreement between the Registrant and Loeb Holding Corporation and certain executives of the Registrant.
         10.14        Prosoft Consulting Agreement
         21        List of Subsidiaries


All of the above-referenced documents, with the exception of the Rule 424(b) Prospectus, are incorporated herein by reference to the Exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2, File No. 333-15011.



(b)      (1)      Reports on Form 8-K
                  The  following  report  relating  to  the  fiscal  year  ended
December 31, 1996 was filed:
                  None

SIGNATURES

                  Pursuant to requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Annual Report and any subsequent amendments thereto to be singed on its behalf by the undersigned, thereunto duly authorized.


March 31, 1997

                        GENISYS RESERVATION SYSTEMS, INC.
                         (formerly Robotic Lasers, Inc.)


                                            /s/  Joseph Cutrona
                                            President and Chairman



         Pursuant to the requirements of the Securities Act of 1934, this Report has been signed below by the following persons in their respective capacities with the Registrant and on the dates indicated.


                                            /s/ John H. Wasko
                                            John H. Wasko
                                            Secretary, Treasurer and
                                            Principal Financial Officer