Form 10KSB/A
period 1996-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1997-03-31
CIK 827100

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
                  The  following  report  relating  to  the  fiscal  year  ended
December 31, 1996 was filed:
                  None

                                 INDEX TO CONSOLIDATED FINANCIAL STATEMENTS




                                                                                                                          Page

Independent Auditors' Report......................................................................................         F-2
Consolidated Financial Statements:
   Consolidated Balance Sheet at December 31, 1996................................................................         F-3
   Consolidated Statements of Operations for the Year Ended December 31,                                                   F-4
      1996,  the Four Months Ended  December 31, 1995, the Year Ended August 31,
      1995, and the Period From March 7, 1994 (commencement of development stage activities) to December 31, 1996......................................................................
  Consolidated Statements of Changes in Stockholders' Equity (Deficiency)                                                  F-5
      for the Year Ended December 31, 1996, the Four Months Ended December 31,
      1995, and Year Ended August 31, 1995........................................................................
   Consolidated Statements of Cash Flows for the Year Ended December 31,                                                   F-6
      1996,  the Four Months Ended  December 31, 1995, the Year Ended August 31,
      1995, and the Period From March 7, 1994 (commencement of development stage activities) to December 31 ,1996......................................................................
   Notes to Consolidated Financial Statements.....................................................................         F-7 to
                                                                                                                           F-14


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Genisys Reservation Systems, Inc.


(A Development Stage Company)

         We have audited the accompanying consolidated balance sheet of Genisys Reservation Systems, Inc. and Subsidiary (formerly Robotic Lasers, Inc. and a Development Stage Company) as of December 31, 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year ended December 31, 1996, the four months ended December 31, 1995, the year ended August 31, 1995, and for the period from March 7, 1994 (commencement of development stage activities) to December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

         In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genisys Reservation Systems, Inc. and Subsidiary (formerly Robotic Lasers, Inc. and a
Development Stage Company) at December 31, 1996 and the results of their operations and their cash flows for the year ended December 31, 1996, the four months ended December 31, 1995, the year ended August 31, 1995 and for the period from March 7, 1994 (commencement of development stage activities) to December 31, 1996, in conformity with generally accepted accounting principles.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company is a Development Stage Company and has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     WISS & COMPANY, LLP

Woodbridge, New Jersey
January 31, 1997 (except as to the waiver of default described in Note 3, for which the date is February 21, 1997)

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
(Formerly Robotic Lasers, Inc.)
(A Development Stage Company) CONSOLIDATED BALANCE SHEET DECEMBER 31, 1996


                                     ASSETS
CURRENT ASSETS:
Cash..........................................................................................             $91,548
Prepaid expenses..............................................................................               1,081
        Total Current Assets..................................................................             $92,629
PROPERTY AND EQUIPMENT, LESS ACCUMULATED DEPRECIATION OF
   $65,102....................................................................................             235,285
OTHER ASSETS:
Computer software costs, less accumulated amortization of
   $35,215....................................................................................             312,171
Deferred offering costs.......................................................................             153,210
Debt issue costs, less accumulated amortization of $10,957....................................              45,393
Deposits and other............................................................................              64,910


                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of long-term debt..........................................................            $161,282
Accounts payable and accrued expenses.........................................................             304,490
Due to related parties........................................................................              29,652
Accrued interest payable - related parties....................................................              95,748
Accrued consulting fees - related parties.....................................................             101,500

        Total Current Liabilities.............................................................            $692,672
LONG-TERM DEBT:
Long-term debt, less current maturities.......................................................           1,009,757
10% Promissory notes payable..................................................................             563,500
Convertible notes payable.....................................................................              30,000
        Total Liabilities.....................................................................           2,295,929
COMMITMENTS
STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value: 25,000,000 shares
   authorized; none outstanding...............................................................          -
Common stock, $.0001 par value: 75,000,000 shares authorized;
   3,280,594 shares issued and outstanding....................................................                 328
Additional paid-in capital....................................................................             252,344
Deficit accumulated during development stage..................................................          (1,645,003)
        Total Stockholders' Equity (Deficiency)...............................................          (1,392,331)

See accompanying notes to consolidated financial statements.

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
(Formerly Robotic Lasers, Inc.)
(A Development Stage Company) CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                  Period From
                                                                                                                 March 7, 1994
                                                     Year             Four Months           Year               (Commencement of
                                                     Ended               Ended             Ended                  Development
                                                 December 31,        December 31,        August 31,          Stage Activities) to
                                                     1996                1995               1995               December 31, 1996

REVENUES AND EXPENSES DURING
   THE DEVELOPMENT STAGE:
   Revenues..................................         $ -                 $ -               $ -                       $ -
     Expenses:
      General and
        administrative.......................             819,205             250,454          256,621                 1,357,696
      Depreciation and
        amortization.........................              97,721              18,453              240                   116,508
      Interest expense.......................             134,277              24,303           12,219                   170,799

NET LOSS INCURRED DURING THE
   DEVELOPMENT STAGE.........................           $(1,051,203)         $(293,210)          $(269,080              $(1,645,003)

NET LOSS PER COMMON SHARE....................              $(.36)              $(.11)           $(.16)                      $(.74)
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING.................           2,904,482           2,594,503        1,694,611                   2,230,821


See accompanying notes to consolidated financial statements.

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
(Formerly Robotic Lasers, Inc.)
(A Development Stage Company) CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(DEFICIENCY)

                                                                                                                       Deficit
                                                                                                                         Accumulated
                                                                                                       Additional         During the
                                                                                                         Paid-in         Development
                                                        Total            Shares        Par Value         Capital            Stage
                                                                              Common Stock

BALANCE, AUGUST 31, 1994........................           $(21,510)       1,682,924      $ -           $10,000           $(31,510)
YEAR ENDED AUGUST 31, 1995:
   Contribution of services
      rendered..................................               9,600        -              -              9,600              -
   Net assets received
      (liabilities assumed) in
      reverse acquisition of
      Robotic Lasers, Inc.......................            (14,087)         280,487        28          (14,115)              -
   Change in par value..........................          -                 -              168             (168)              -
   Net loss.....................................           (269,080)        -              -                -            (269,080)
   BALANCE, AUGUST 31, 1995........................           (295,077)       1,963,411       196             5,317      (300,590)
PERIOD ENDED DECEMBER 31, 1995:
   Conversion of related party
      debt into term note and
      common stock..............................              13,406         841,455        84            13,322             -
   Net loss.....................................           (293,210)        -              -                -             (293,210)

BALANCE, DECEMBER 31, 1995......................           (574,881)       2,804,866       280            18,639          (593,800)
YEAR ENDED DECEMBER 31, 1996:
   Issuance of common stock:
      For cash..................................             110,000          55,000         6           109,994            -
      For conversion of
        stockholder note into
        term note and common
        stock...................................               6,703         420,728         42             6,661         -
   Contribution to capital by
      stockholder/officer.......................              76,700                       -               76,700         -
   Issuance of warrants, less
      related costs of $1,150...................              10,350                       -               10,350         -
   Common stock (15,000 shares)
      transferred to certain
      employees by a stockholder
      in consideration of
      services rendered.........................              30,000        -              -               30,000         -
   Net loss.....................................         (1,051,203)                       -                -          (1,051,203)

BALANCES, DECEMBER 31, 1996.....................          $(1,392,331)     3,280,594       $328          $252,344     $(1,645,003)




See accompanying notes to consolidated financial statements.

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
(Formerly Robotic Lasers, Inc.)
(A Development Stage Company) CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                                   Period From
                                                                                                                  March 7, 1994
                                                                         Four Months           Year               (Commencement
                                                     Year Ended             Ended             Ended               of Development
                                                    December 31,        December 31,        August 31,         Stage Activities) to
                                                        1996                1995               1995             December 31, 1996

CASH FLOWS FROM OPERATING
   ACTIVITIES:
                                                         $(1,051,203)       $(293,210)      $(269,080)                  $(1,645,003)
   Net loss.....................................
      loss to net cash flows from
      operating activities:
      Depreciation and
        amortization............................              97,721          18,453              240                       116,508
      Contribution of services
        rendered to capital.....................              30,000          -                 9,600                        49,600
      Changes in operating assets
        and liabilities:
        Prepaid expenses........................               (378)          3,031          (3,734)                        (1,081)
        Other assets............................            (38,162)        218,053        (243,255)                       (65,564)
        Accounts payable and
           accrued expenses.....................             365,630         27,649           94,372                        487,651
           Net cash flows from
              operating activities..............           (596,392)       (26,024)        (411,857)                    (1,057,889)
CASH FLOWS FROM INVESTING
   ACTIVITIES:
   Acquisition of equipment and
      software..................................           (327,999)      (319,774)        -                              (647,773)
CASH FLOWS FROM FINANCING
   ACTIVITIES:
   Loans and advances from
      related parties...........................              10,526         7,506         (12,001)                         29,652
   Proceeds from issuance of
      notes payable.............................             305,000       215,000          435,000                        955,000
   Payments under computer
      equipment leases..........................            (53,352)       (9,724)        -                               (63,076)
   Proceeds from sale and
      lease-back................................             150,162      144,482        -                                294,644
   Proceeds from issuance of
      convertible notes.........................              30,000          -                 -                         30,000
   Proceeds from sale of common
      stock.....................................             110,000          -                 -                         110,000
   Contribution to capital -
      stockholder/officer.......................              76,700          -                 -                         76,700
   Proceeds from issuance of 10%
      promissory notes and
      related warrants..........................             575,000          -                 -                          575,000
   Costs paid upon issuance of
      promissory notes and
      warrants..................................            (57,500)          -                 -                        (57,500)
   Deferred offering costs......................           (153,210)          -                 -                         (153,210)
           Net cash flows from
              financing activities..............             993,326             357,264          422,999               1,797,210
NET CHANGE IN CASH..............................              68,935              11,466           11,142                  91,548
CASH, BEGINNING OF PERIOD.......................              22,613              11,147                5               -
CASH, END OF PERIOD.............................             $91,548             $22,613          $11,147                  $91,548
SUPPLEMENTAL CASH FLOW
   INFORMATION:
   Interest paid................................             $37,250              $8,426       $ -                        $45,676
   Net liabilities assumed in
      reverse acquisition.......................         $ -                 $ -             $14,087                        $14,087
   Conversion of related party
      debt into common stock....................              $6,703             $13,406       $ -                          $20,109


See accompanying notes to consolidated financial statements.

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
(Formerly Robotic Lasers, Inc.)
(A Development Stage Company) NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



         Note 1 -          History of the Company, Nature of the Business and
                           Summary of
                           Significant Accounting Policies:

         History of the Company and Nature of the Business - Genisys Reservation Systems, Inc. (the "Company") was originally incorporated in April 1986 as JECO2 Lasers, Inc., changed its name to Robotic Lasers, Inc. in December 1987 and further changed to its current name in July 1996. In March 1995, the Company sold all of its assets, rights and properties relating to a certain laser research and development agreement (subject to certain liabilities). On August 11, 1995, the Company acquired Corporate Travel Link, Inc. ("Travel Link") a development stage company, by issuing 1,682,924 shares of its restricted common stock in exchange for all of the then issued and outstanding shares of common stock of Travel Link. For accounting purposes, the share exchange transaction and combination of Travel Link with the Company has been treated as a reverse acquisition by, and a recapitalization of, Travel Link. The net assets of the Company of $(14,000) consisted primarily of accounts payable of $14,000. The previous historical financial statements of the Company are no longer reported and the financial statements of Travel Link (since its formation in March 1994) are now reported as the historical consolidated financial statements of the Company and its subsidiary.

         The Company is a development stage company and is developing computerized limousine reservation and payment systems for the business traveler. The Company anticipates that the proprietary software being developed will enable a system of limousine reservations to be completely computerized and operate without human intervention.

         The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several quarters. The Company expects to commence generating revenue from operations during the fiscal year ending December 31, 1997.

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

         Financial Instruments - Financial instruments include cash and equivalents, other assets, accounts payable, accrued expenses and longterm debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

         Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Note 1 - History of the Company, Nature of the Business and Summary of Significant Accounting Policies: (Continued)

         Concentration of Credit Risk - The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31, 1996, there were no uninsured balances.

         Property and Equipment - Property and equipment is stated at cost and depreciated using the straight-line method over an estimated useful life of 5 years.

         Computer Software Costs Relating to Reservation and Payment Systems - The Company capitalizes the external direct costs of materials and services and interest consumed in the development of the Genisys Reservation and Payment Systems (no internal direct costs are anticipated). Such costs will be amortized on a straight-line basis over three years, subject to periodic evaluation for impairment.

         Deferred Offering Costs - Offering costs have been deferred, pending the outcome of the offering contemplated herein. If the offering is successful, these costs will be charged against additional paid-in capital, otherwise, they will be charged to expense.

         Debt Discount and Debt Issue Costs - Costs related to the issuance of debt are capitalized. Such costs and any related debt discount are amortized over the term of the related debt.

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

         Stock Options - The Company accounts for stock option grants using the intrinsic value based method prescribed by APB Opinion No. 25. Since the exercise price equalled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1996 and 1995.

         Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by Statement of Financial Accounting Standards No. 123, the Company's proforma net loss and net loss per share would have been approximately $(1,086,000) ($.37 per share) in 1996 and $(313,000) ($.12 per share) for the period ended December 31, 1995, using the Black Sholes option pricing model.

         Fiscal Year - In December 1995, the Board of Directors voted to change the Company's fiscal year to a calendar year, effective December 31, 1995.

         Net Income (Loss) Per Common Share - Net income (loss) per common share is based upon the weighted average number of outstanding common shares. The shares issuable upon the exercise of outstanding warrants and options or upon conversion of outstanding debt have been excluded since the effect would be antidilutive, due to net losses for all periods presented.

         Note 2 - Operating and Liquidity Difficulties and Management's Plans to
Overcome: The accompanying financial statements of the Company have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course

         Note 2 - Operating and Liquidity Difficulties and Management's Plans to
Overcome:  (continued)

of business. The Company has reported net losses since inception and expects to incur additional operating losses over the next several quarters. The Company has also experienced liquidity difficulties since inception, and in order to continue the development of the Company's reservation and payment system, needs significant additional financing. The Company has financed its operations since inception with the proceeds from the issuance of long-term debt.

         Since inception, the operations of the Company have been limited to market research and developing a software and hardware system for computerizing the limousine reservation and payment system. The development of both the reservation and payment systems have been completed and are currently undergoing testing. No assurance can be given that the Company's reservation and payment system will achieve commercial feasibility.

         The Company's working capital and its capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's system development and testing, competition, industry technological advances and the ability of the Company to market its limousine reservation system. The Company will require additional significant financing to complete the system development and testing, cover anticipated losses and sustain operations in 1997 and beyond and, in addition, to satisfy the repayment of long-term debt. There can be no assurance that the financing needed for attaining commercial viability of the Company's reservation and payment system will be obtained. If the Company is unable to raise sufficient capital, it will delay and could prevent the Company's ability to bring the reservation and payment systems on-line.

         The Company intends to fund its operations and other capital needs for the next twelve months substantially from the net proceeds of additional borrowings and a contemplated public offering, but there can be no assurance that the net proceeds of such contemplated offering, if successful, will be sufficient for these purposes. There is also no assurance that such financing will be available, or that it will be available on acceptable terms.

         Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein for additional information.

         Note 3 - Long-term Debt: Notes Payable - Stockholder - In February 1995, the Company signed an agreement with a then unrelated party pursuant to which the Company borrowed $500,000 as evidenced by a series of Convertible Promissory Notes. In September 1995, the Convertible Promissory Notes were converted into 841,455 shares of the Company's common stock and two Promissory Notes with principal amounts of $475,000 and $25,000, respectively. Such 841,455 shares had been contributed back to the Company by its original stockholders who acquired the shares in March 1994, For accounting purposes, such transaction has been treated as a 2 for 3 reverse stock split. The common stock issued upon conversion and the related debt discount ($13,406) have been recorded based upon their estimated fair values and that of the notes.

         The $475,000 note is to be repaid in twelve equal quarterly installments commencing two years from the date of such note. This note bears interest at nine percent (9%) per annum payable quarterly. The $25,000 promissory note accrues interest at nine percent (9%) per annum (payable quarterly) and is convertible at the sole option of the note holder into 266,667 shares of common stock of the Company. Unless previously converted, this $25,000 note will be repaid by the Company in twelve equal quarterly installments commencing on April 1, 1998.

         In December 1995, the Company and this stockholder signed an additional loan agreement whereby the stockholder agreed to loan the Company up to an additional $250,000. In December 1995, the stockholder loaned the Company $150,000 and, during the first quarter of 1996, the stockholder loaned the Company an additional $100,000. In November 1996, the stockholder converted these additional loans, totaling $250,000, into two 9% term notes ($237,500 and $12,500) and 420,728 shares of common stock of the Company. The common stock issued upon conversion and the related debt discount ($6,703) have been recorded based upon their estimated fair values and that of the notes. The $237,500 note is to be repaid in 12 equal quarterly installments commencing two (2) years from the date of such note. The $12,500 note is convertible into 133,333 shares of common stock of the Company. Unless previously converted, this $12,500 note will be repaid by the Company in twelve equal quarterly installments commencing on April 1, 1998.

         Total borrowings from the stockholder totalled $750,000 at December 31, 1996 and accrued interest was $94,003. The Company has not paid any interest under these loan agreements to date. In February 1997, the stockholder agreed that interest payments on its notes, which are currently in default, would be deferred until September 1997. The stockholder also waived any defaults on the notes through February 1997.

         Notes Payable - Related Party - During November and December 1996, the Company and the investment banking firm described in Note 4 signed four 18 month Promissory Notes whereby the investment banking firm loaned the Company a total of $210,000, of which $205,000 was received by December 31, 1996. Such Notes bear interest at 10% and mature in May and June 1998. Accrued interest totalled $1,745 at December 31, 1996.

         Capital Leases - In September 1995, January 1996 and December 1996, the Company entered into sale and lease-back arrangements whereby the Company sold the bulk of its computer hardware and commercially purchased software to a lessor for amounts totalling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. The obligations under these leases at December 31, 1996 are summarized as follows:


                                                                                     Imputed
                                                                                     Interest
Description                                                                            Rate

Capital leases payable in monthly installments
   totalling $11,960 through various expiration dates,
   collateralized by the computer equipment and                                   25.4% to
   software.......................................................................26.6%                $321,670
Less: Amount representing interest................................................                       90,102


                                                                                                 ------------
Present value of minimum lease payments...........................................                      231,568
Less: Current maturities..........................................................                       88,515



Note 3 - Long Term Debt: (Continued)

        A summary of long-term debt follows:

Notes payable - stockholder, less unamortized debt discount
   of $15,529...............................................................................          $734,471
Notes payable - related party...............................................................           205,000
Capital leases..............................................................................           231,568
                                                                                                    1,171,039
Less: Current maturities....................................................................           161,282


         Long-term debt matures as follows:

Year Ending December 31,

1997........................................................................................          $161,282
1998........................................................................................           465,557
1999........................................................................................           296,259
2000........................................................................................           186,045
2001........................................................................................            61,896
                                                                                             ---------------


         Convertible Notes Payable - In April and June 1996, the Company borrowed a total of $30,000 from two unaffiliated parties. These notes bear interest at 7% per annum, payable on the last day of each calendar quarter, commencing March 31, 1997. The maturity dates are the earlier of January 1, 1998 or upon the consummation of a public offering of the Company's common stock. If the maturity dates of these notes occur prior to January 1, 1998, the notes will be converted into 15,000 shares of the Company's common stock.


         Note 4 - Commitments: Leases - The Company leases its administrative facilities under a five-year lease expiring in November 2000. The lease provides for annual rent of $25,500.

         Rent expense totalled $26,000, $7,000, $14,000 and $54,000 for the year ended December 31, 1996, the four months ended December 31, 1995, the year ended August 31, 1995 and the period from March 7, 1994 (date of commencement of development stage activities) to December 31, 1996, respectively.

         Employment Agreements - The Company entered into employment agreements with its President in September 1995 (modified in October 1996), and with its Secretary/Treasurer in October 1996. The agreements provide for aggregate annual compensation of $125,000 effective October 1996 and $180,000 effective January 1997, until modified by the Company.

         Consulting Agreements - In October 1996, the Company executed a consulting agreement to develop software to operate the Genisys Payment system for a total price of $218,000 of which $109,000 would be paid in cash and $109,000 in shares of the Company's common stock at a negotiated price of

$3.75/share. The shares are to be transferred by two stockholders and, accordingly, will be considered a contribution to capital. The Company has agreed to issue an equal number of new shares of restricted common stock to such stockholders in six equal installments, if the Company meets certain performance criteria on six specified dates.

         The Company entered into a consulting agreement in October 1996 with a director, who formerly served as the Company's Executive Vice- President. The agreement provides for monthly consulting fees of $6,500 through February 1997 and $8,400 per month thereafter, until modified by the Company. Fees accrued during 1996 pursuant to this agreement totalled $16,000.

         In September 1995, the Company entered into a three year consulting agreement with an investment banking firm whose managing director is a stockholder and the Chairman of the Board of Directors of the Company. The agreement provides for a consulting fee of $3,000 per month. During 1996, fees totalled $36,000 and are included in accrued consulting fees at December 31, 1996. Also included in accrued consulting fees is $49,500 of fees for consulting services provided to the Company in 1996 by its current Chief Financial Officer.

         Note 5 - Income Taxes: Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from the net operating loss carryforwards and results in a deferred tax asset of approximately $600,000 at December 31, 1996.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, lack of a commercially viable product or system and it being a development stage company, that a full valuation allowance is appropriate at December 31, 1996.

         A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:


                                                                                   Year Ended         Period Ended       Year Ended
                                                                                  December 31,        December 31,       August 31,
                                                                                      1996                1995              1995

Computed tax benefit on net loss at federal                                             $(347,000)           $(99,000)    $(91,000)
   statutory rate.............................................................
State income tax benefit, net of federal income tax                                       (61,000)            (17,000)     (16,000)
   effect.....................................................................
Tax effect of net operating losses not currently                                           408,000             116,000     107,000
   usable.....................................................................
Provision (benefit) for income taxes..........................................         $-                  $-                $-




         At December 31, 1996, the Company had net operating loss carryforwards of approximately $1,600,000 expiring through 2010.

         Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Because of the possible future changes in common stock ownership, the use of the Company's net operating loss carryforwards may be subject to an annual limitation. To the extent amounts available under the annual limitation are not used, they may be carried forward for the remainder of 15 years from the year the losses were originally incurred.

         Note 6 - Stockholders' Equity: Preferred Stock - The Company's Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock. None of such Preferred Stock has been designated or issued to date. The Board of Directors is authorized to issue shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation.

         Sales of Common Stock - During the quarter ended March 31, 1996, the Company sold 5,000 shares of its restricted common stock to a former officer and director of the Company for $10,000. In addition, the Company sold, to an unaffiliated private investor, 25,000 shares of its restricted common stock for $50,000. In November 1996, the Company sold 25,000 shares of the Company's restricted common stock to another unaffiliated party for $50,000.

         Stock Splits - In July 1996, the Company's stockholders approved and effectuated a one for two reverse stock split. As indicated in Note 3, the contribution of shares by the original stockholders has been treated as a 2 for 3 reverse stock split. Stock splits have been retroactively reflected in the accompanying consolidated financial statements.

         Private Offering - Pursuant to a private  offering,  the Company issued
11.5 units to various unrelated parties in May and June 1996. Each $50,000 unit consists of a $49,000 three-year promissory note (bearing interest at 10% per annum) and a Class A redeemable common stock purchase warrant valued at $1,000 per unit. Each warrant entitles the holder to purchase 25,000 shares of the Company's common stock at $5.75 per share. Gross proceeds of this private offering totalled $575,000.

         The principal and interest on the promissory notes are to be repaid at the earlier of three years from issuance of such notes or 30 days after the closing date of the Company's first underwritten public offering. Each Class A common stock purchase warrant entitles the holder to purchase a share of the Company's common stock at an exercise price of $5.75 per share. The rights represented by this warrant are exercisable commencing 90 days after the effective date of a public offering registration statement until four years thereafter. The terms and conditions of these warrants are subject to adjustment to conform with the warrants to be registered upon the effectiveness of the contemplated registration statement to be filed with the Securities and Exchange Commission. Warrants to purchase 287,500 shares of the Company's common stock are currently outstanding pursuant to this private offering.

         Cancellation of Shares - In August 1996, the Company gave notice to a former officer that it was cancelling the 333,216 shares of its common stock which had been issued to the former officer in connection with services to be provided at the inception of Travel Link. Such cancellation relates to various claims made by the Company against the former officer and failure to provide services to the Company. The former officer has informed the Company that he will contest any attempt by the Company to cancel his shares. Pending return of the shares, they are considered outstanding for all periods presented herein.

         Warrants and Options - In August 1995, the Company granted an option to purchase 25,000 shares of its common stock to an officer, exercisable at $.60 per share through August 2000. In November 1996, the Company granted an option to purchase 35,000 shares of its common stock to the same officer exercisable at $2.00 per share through November 2001.
These warrants were immediately exercisable and fully vested.

         In connection with the leases described in Note 3, the Company granted to the lessor warrants to purchase a 22,098 shares of common stock at an exercise price of $2 per share.

         Contribution to Capital - During the year ended December 31, 1996, in order to raise additional working capital, the Company's President sold 37,600 shares of restricted common stock of the Company owned by him to nineteen unaffiliated third parties at prices ranging from $2.00 to $2.50 per share for total proceeds of $76,700. Such proceeds were remitted to the Company in the form of a capital contribution. The Company's former Executive Vice President, has agreed to use his own shares of restricted common stock of the Company to reimburse the Company's President for one-half of the number of shares he sold.

         Note 7 - Subsequent Event (Unaudited): Contingency - On February 20, 1997, two individuals filed an action against the Company and Travel Link in the Superior Court of New Jersey seeking, among other things, damages in the amount of 8% of any financing secured by Travel Link resulting from the plaintiff's efforts as well as 5% of the Company's Common Stock allegedly due for services rendered in connection with the Company's acquisition of Travel Link in 1995. The claim for monetary damages is based upon a written agreement between Travel Link and plaintiffs while the claim for the shares of the Company's Common Stock is based upon alleged oral representations and promises made by an officer of Travel Link. Management believes that the plaintiffs have not introduced any financings to the Company and intends to vigorously defend the action. No assurances can be given that the Company will prevail in this matter.

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


March 31, 1997

                        GENISYS RESERVATION SYSTEMS, INC.
                         (formerly Robotic Lasers, Inc.)


                                            /s/  Joseph Cutrona
                                            President and Director


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