Form 10QSB
period 1997-06-30
GENISYS RESERVATION SYSTEMS INC
filed 1997-08-14
CIK 827100

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

                                       (For the Quarter ended June 30, 1997)

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1997: 4,355,594 shares of Common Stock (as adjusted for stock split)

                  Transitional Small Business Disclosure Format (check one)
                                            Yes X No



                                 GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                          A Development Stage Enterprise
                                            CONSOLIDATED BALANCE SHEETS
                                                                       June                      December
                                                                       30, 1997                  31, 1996
                                                                       (unaudited)               ( Note 1 )
                                                      ASSETS
CURRENT ASSETS
        Cash and cash equivalents                                      $3,184,512              $    91,548
        Prepaid Expenses                                                   28,466                    1,081
         Total Current Assets                                           3,212,978                   92,629
EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION OF $95,649 and $65,102                                253,725                  235,285
OTHER ASSETS
       Computer software costs, less accumulated
            amortization of $56,281 and $35,215                            460,308                  312,171
       Deferred offering costs                                               --                     153,210
       Debt issue costs, less accumulated amortization
            of $20,349 and $10,957                                          36,001                   45,393
       Deposits and Other                                                   64,790                   64,910
                                                                           561,099                  575,684
                                                                        $4,027,802                $ 903,598
                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
      Current maturities of long-term debt                           $     453,451                $ 161,282
      Accounts payable and accrued expenses                                149,953                  304,490
      Due to related parties                                                20,152                   29,652
      Accrued interest payable - related parties                           129,460                   95,748
      Accrued consulting fees - related parties                                  --                 101,500
         Total current liabilities                                         753,016                  692,672
LONG-TERM DEBT:
     Long-term debt, less current maturities                               686,547                1,009,757
     10% Promissory notes payable                                           ---                     563,500
     Convertible notes payable                                              ---                      30,000
                                                                            686,547               1,603,257
         Total Liabilities                                                1,439,563               2,295,929
COMMITMENTS:
STOCKHOLDERS' EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 Par Value: 25,000,000
         Shares Authorized; None Outstanding
     Common Stock, $.0001 Par Value; 75,000,000
          Shares Authorized; 4,355,594 (1997) and
              3,280,594 (1996) Shares Issued and Outstanding                   436                      328
     Additional Paid in Capital                                          4,824,850                  252,344
     Deficit Accumulated During the Developmental Stage                ( 2,237,047)              (1,645,003)
         Total Stockholders' Equity (Deficiency)                         2,588,239               (1,392,331)
                                                                       $ 4,027,802              $   903,598
                                  See Accompanying Notes to Financial Statements





                                 GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                          (formerly Robotic Lasers, Inc.)
                                         ( A development Stage Enterprise)

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                           DURING THE DEVELOPMENT STAGE
                                                    (unaudited)

                                                                                                                    From Inception
                                     Six Months             Six  Months       Three Months      Three Months        March 7, 1994
                                     Ended                  Ended             Ended              Ended              Through
                                     June 30, 1997          June 30, 1996     June 30, 1997     June 30, 1996       June 30, 1997

REVENUES AND EXPENSES DURING
      THE DEVELOPMENT STAGE
           Revenue                 $        --           $     --              $       --        $        --           $      --

           Expenses -
           General and Administrative   473,238                422,428            258,221              243,569            1,830,934
           Depreciation and Amortization 64,056                 41,669             32,184               23,007              180,564
           Interest Expense, net         54,750                 48,493              7,932               26,345              225,549
                                        592,044                512,590            298,337              292,921            2,237,047

NET (LOSS) DURING
     THE DEVELOPMENT STAGE            ($592,044)            ($ 512,590)         ($298,337)       ($    292,921)         (2,237,047)

NET (LOSS) PER COMMON SHARE        ($    .15)                ($ .18)           ($.07 )           ($.10)               ($.9 )


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING        3,882,666              2,825,455          4,330,660           2,834,850             2,477,711




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


                                                                                                                        Deficit
                                                                                                                   Accumulated
                                                                                                 Additional          During The
                                                                     Common Stock                Paid-In           Development
                                            Total             Shares                Par Value     Capital                 Stage


BALANCES - DECEMBER 31, 1996           ($1,392,331)         3,280,594               $328        $ 252,344            ($1,645,003)

CONTRIBUTION TO CAPITAL BY
     STOCKHOLDER/OFFICER                   19,700                                                  19,700

PROCEEDS FROM PUBLIC OFFERING
     OF COMMON STOCK AND
     WARRANTS, LESS RELATED
     COSTS OF $1,115,619                4,507,914           1,035,000                103         4,507,811

CONVERSION OF CONVERTIBLE
     NOTES PAYABLE TO
     COMMON STOCK                          30,000              15,000                  2            29,998

PROCEEDS FROM EXERCISE
     OF OPTIONS                            15,000              25,000                  3            14,997

NET LOSS                             (    592,044)           ---                     ---            ---               ( 592,044)


BALANCES -MARCH 31, 1997               $2,588,239           4,355,594               $436             $4,824,850     ($2,237,047)



                                  See Accompanying Notes to Financial Statements





                                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                                                      (formerly Robotic Lasers, Inc.)
                                                     (A Development Stage Enterprise)
                                                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                (unaudited)


                                                                                                        Period From
                                                                                                        (Commencement of
                                                                                                           Development
                                                                                                          Stage Activities)
                                                     Six Months Ended            Six Months Ended             Through
                                                         June 30,                     June 30,                 June 30,
                                                          1997                           1996                   1997

CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                            ($  592,044)              ( $512,590)               ($2,237,047)
    Adjustment to Reconcile Net (Loss) to Net Cash
        Flows from Operating Activities:
          Depreciation and Amortization                       64,056                   41,669                    180,564
          Contribution of services rendered to capital                                                            49,600
          Changes in operating assets and liabilities:
              Prepaid expenses                           (   26,575)                      180                  (  27,657)
              Other Assets                                   --                     (   1,979)                 (  65,564)
              Accounts Payable and Accrued Expenses    (    225,077)                  200,104                    273,938

NET CASH FLOWS FROM
     OPERATING ACTIVITIES                               (   779,637 )             (   272,616)             (   1,826,166)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment and Software             (    181,648)            (     158,831)             (     829,422)
     Acquisition of Prosoft, Inc.                      (     34,602)            (        --  )             (      34,602)

NET CASH FLOWS FROM INVESTING ACTIVITIES               (    216,251)            (     158,831)             (     864,024)

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans and advances from related parties          (       9,500)                   31,897                     20,152
     Proceeds from Issuance of Notes Payable                 70,000                   100,000                  1,025,000
     Payments under Notes Payable                    (       65,000)                   --                  (      65,000)
     Payments under Computer Equipment Leases        (       38,972)             (     16,252)              (    101,908)
     Proceeds from sale and  lease-back                        --                      25,117                    294,644
     Proceeds from Issuance of Convertible Notes               --                      30,000                     30,000
     Gross Proceeds from public offering of
         Common Stock and Warrants                       5,623,533                                             5,623,533
     Proceeds from sale of Common Stock                     15,000                     60,000                    125,000
     Contribution to capital - stockholder/officer          19,700                       --                       96,400
     Proceeds from (repayment of )
         10% Promissory Notes and Related Warrants     (   563,500)                   575,000                      --
     Costs paid upon issuance of Promissory
         Notes and Related Warrants                          --                         --                 (      57,500)
     Deferred offering costs                          (    962,409)                       --                 ( 1,115,619)

NET CASH FLOWS FROM
     FINANCING ACTIVITIES                                4,088,852                    805,762                  5,874,702

NET CHANGE IN CASH                                       3,092,964                    374,315                  3,184,512

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                    91,548                     22,613                        --
CASH AND CASH EQUIVALENTS
     END OF PERIOD                                    $  3,184,512               $    396,928                 $3,184,512

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                    $     60,463               $      13,084               $   106,139
     Net liabilities assumed
         in reverse acquisition                       $          --              $        --               $      14,087
     Conversion of notes payable into common stock    $       30,000             $                         $      50,109

                                              See Accompanying Notes to Financial Statements


                GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                         (formerly Robotic Lasers, Inc.)
                        (A Development Stage Enterprise)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

Note 1            Basis of Presentation

     The consolidated balance sheet at December 31, 1996, has been derived from the audited consolidated balance sheet contained in the Company's Form 10-KSB and is presented for comparative purposes. All other financial statements are unaudited. In the opinion of management, all adjustments which include only normal recurring adjustments necessary to present fairly the financial position, results of operations and cash flows of all periods presented have been made. The results of operations for interim periods are not necessarily indicative of the operating results for the full year.


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


Note 2            Activities of the Company

     The Company is a development stage Company and is developing a computerized limousine reservation and payment system for the business traveler. The Company anticipates that the proprietary software being developed will enable a system of limousine reservations to be completely computerized and operate without human intervention except for initial inputing of travel information.


     The Company has generated no revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operating losses. The Company expects to report revenue from operations during the 2nd half of the fiscal year ending December 31, 1997.



Note 3            Stockholders' Equity

     Cancellation of Shares --- In August 1996, the Company gave notice to one of its former officers, Mr. Steven E. Pollan, that it was canceling the 333,216 shares of Common Stock issued to him at the inception of Corporate Travel Link, Inc. for services he was to have provided. The Company believes that Mr. Pollan never provided such services. (See Note 4 for information concerning litigation commenced by Mr. Pollan). Pending return of the shares, they are considered outstanding for all periods presented herein.


     Public Offering of Securities --- On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of Common Stock at $5.00 per share, 1,725,000 Class A Redeemable Warrants at $.20 per Class A Redeemable Warrant and 1,035,000 Class B Redeemable Warrants at $.10 per Class B Redeemable Warrant. Total proceeds from the public offering, net of related costs of $1,115,619, were $4,507,914.


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

Note 4            Contingencies

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



     On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Corporate Travel Link, the officers of both companies, and various related parties seeking among other things a declaratory judgment that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Corporate Travel Link for services he was to have provided (see Note 3) and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.


Note 5            Acquisition

     On June 20, 1997, the Company acquired 80% of the outstanding common stock of Prosoft, Inc. for an aggregate purchase price of $34,602. This transaction has been accounted for as a purchase and is included in the Company's consolidated financial statements as of the date of acquisition.


     In addition, the Company granted to each of the two minority owners of Prosoft, Inc., non- incentive stock options to purchase 50,000 shares of common stock. The options which expire five years from the date of grant are immediately exercisable at an exercise price of $8.625.


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

     The Company is in the development stage, has not yet generated any revenues and has no commercial operations to date. The Company has been unprofitable since inception and expects to incur additional operational losses. The Company expects to report revenue from operations during the 2nd half of the fiscal year ending December 31, 1997. As reflected in the accompanying financial statements, the Company has incurred losses totaling $2,237,047 since inception and at June 30, 1997, had working capital of $2,459,962.



     Selling, general and administrative expenses were $473,238 for the six months ended June 30, 1997, as compared to $422,428 during the six months ended June 30, 1996. Professional fees and travel costs decreased approximately $17,600 and $9,400 during 1997. Cost increases during the 1997 period consist of consulting fees ($25,900), payroll and payroll related costs ($26,900), insurance costs ($9,000), and other administrative costs ($16,000). Selling, general and administrative expenses were $258,221 for the three months ended June 30, 1997, as compared to $243,569 during the three months ended June 30, 1996. Payroll and payroll related costs and consulting fees increased approximated $42,200 and $15,300 during 1997. Cost decreases during the 1997 period consist of professional fees ($31,500), travel costs ($4,300), insurance costs ($1,300) and other administrative ($5,800).

Liquidity and Capital Resources




     The Company's funds have principally been provided from its public offering, loans from Loeb Holding Corp. as escrow agent, Loeb Holding Corp., and LTI Ventures Leasing Corporation, and a private offering.



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


     In February 1997, in order to raise additional working capital for the Company, Joseph Cutrona, former President of the Company, sold a total of 9,850 shares of restricted Common Stock owned by him to six (6) unaffiliated third parties at a price of $2.00 per share for the total proceeds of $19,700, which Mr. Cutrona remitted to the Company in the form of a capital contribution. Mr. Mark A. Kenny used 4925 of his own shares of restricted Common Stock to reimburse Mr. Cutrona for one-half of the number of shares sold by Mr. Cutrona.


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


     On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of Common Stock at $5.00 per share, 1,725,000 Class A Redeemable Warrants at $0.20 per Class A Redeemable Warrant and 1,035,000 Class B Redeemable Warrants at $.10 per Class B Redeemable Warrant resulting in net proceeds to the Company of $4,507,914.


     On May 29, 1997, an officer of the Company exercised stock options for 25,000 shares of common stock at $.60 per share, resulting in total proceeds of $15,000.


     On June 20, 1997, the Company acquired 80% of the outstanding common stock of Prosoft, Inc. for an aggregate purchase price of $34,602. See Note 5 to financial statements.


     At June 30, 1997, the Company had cash of $3,184,512 and working capital of $2,459,962. Management of the Company estimates that it has sufficient resources to provide for its planned operations of the next twelve months.

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

                                           GENISYS RESERVATION SYSTEMS, INC.
                                           (formerly Robotic Lasers, Inc.)


Date: August 14, 1997                      /s/Lawrence E. Burk
                                              Lawrence E. Burk
                                           President and Chief Executive Officer



Date: August 14, 1997                     /s/John H. Wasko
                                             John H. Wasko
                                             Secretary, Treasurer and
                                             Chief Financial Officer

     This schedule contains summary financial information extracted from the Company's financial statements for the three months ended June 30, 1997 and is qualified in its entirety by reference to such financial statements.


         TEXT
         ARTICLE                                                           5
         MULTIPLIER                                                    1,000
         TABLE
         S
         PERIOD TYPE                                                  6 MONTHS
         FISCAL YEAR END                                          Dec 31, 1997
         PERIOD-START                                             Jan 01, 1997
         PERIOD-END                                               June 30, 1997
         CASH                                                           3,185
         SECURITIES                                                         0
         RECEIVABLES                                                        0
         ALLOWANCES                                                         0
         INVENTORY                                                          0
         CURRENT ASSETS                                                 3,213
         PP&E                                                             349
         DEPRECIATION                                                      96
         TOTAL ASSETS                                                   4,028
         CURRENT LIABILITIES                                              753
         BONDS                                                              0
         PREFERRED MANDATORY                                                0
             PREFERRED                                                      0
         COMMON                                                             0
         OTHER-SE                                                       2,588
         TOTAL LIABILITY AND EQUITY                                     4,028
         SALES                                                              0
         TOTAL REVENUES                                                     0
         CGS                                                                0
         TOTAL COSTS                                                        0
         OTHER EXPENSES                                                   537
         LOSS PROVISION                                                     0
         INTEREST EXPENSE                                                  55
         INCOME PRETAX                                                 (  592)
         INCOME TAX                                                         0
         INCOME CONTINUING                                             (  592)
         DISCONTINUED                                                       0
         EXTRAORDINARY                                                      0
         CHANGES                                                            0
         NET INCOME                                                    (  592)
         EPS PRIMARY                                                  (  . 15)
         EPS DILUTED
         TABLE
         TEXT
         DOCUMENT
         SUBMISSION