Form 10QSB
period 1997-09-30
GENISYS RESERVATION SYSTEMS INC
filed 1997-11-13
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
 X    QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

         TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(For the Quarter ended September 30, 1997)

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

Yes             No

APPLICABLE ONLY TO CORPORATE ISSUERS
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1997:
 4,355,594 shares of Common Stock (as adjusted for stock split)

Transitional Small Business Disclosure Format (check one)

Yes            No    X

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                        (formerly Robotic Lasers, Inc.)
( A development Stage Enterprise)

CONSOLIDATED STATEMENTS OF OPERATIONS
DURING THE DEVELOPMENT STAGE
(unaudited)


                                                                                                                    From Inception
                                            Nine Months        Nine Months        Three Months      Three Months     March 7, 1994
                                              Ended              Ended               Ended            Ended             Through
                                           Sept 30, 1997        Sept 30, 1996     Sept 30, 1997    Sept 30, 1996     Sept 30, 1997


REVENUES AND EXPENSES DURING
      THE DEVELOPMENT STAGE
           Net Revenue                  $          2,225          $     --        $      2,225    $        --        $      2,225
           Cost of Service                         6,800                --               6,800             --               6,800
           Gross Profit                           (4,575)               --              (4,575)            --          (    4,575)

           General and Administrative Expenses    927,670             619,308           454,432          196,880          2,285,366
           Depreciation and Amortization          128,230              72,809            64,174           31,140            244,738
           Interest Expense (Income), net          52,648              90,715          (  2,102)          42,222            223,447
                                                1,108,548             782,832           516,504          270,242          2,753,551

NET (LOSS) DURING
     THE DEVELOPMENT STAGE                     ($1,113,123)        ($ 782,832)        ($521,079)       ($ 270,242)      (2,758,126)

NET (LOSS) PER COMMON SHARE                       ($ .28)           ($ .28)           ($.12)            ($.10)          ($1.06)


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                  4,042,041          2,828,625         4,355,594          2,834,866         2,610,301




See Accompanying Notes to Financial Statements


GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                            (formerly Robotic Lasers, Inc.)
A Development Stage Enterprise
CONSOLIDATED BALANCE SHEETS



                                       September               December
                                       30, 1997                 31, 1996
                                      (unaudited)             ( Note 1 )

ASSETS

CURRENT ASSETS
        Cash and cash equivalents       $2,641,569            $    91,548
        Prepaid Expenses                     2,810                  1,081
Total Current Assets                     2,644,379                 92,629

EQUIPMENT, NET OF ACCUMULATED
 DEPRECIATION OF $114,496
 and $65,102                              262,440                 235,285

OTHER ASSETS
 Computer software costs,
 less accumulated amortization
 of $95,381 and $35,215                   545,228                 312,171
       Deferred offering costs               --                   153,210
       Debt issue costs, less
       accumulated amortization
       of $25,045 and $10,957              31,305                  45,393
       Deposits and Other                  64,730                  64,910
                                          641,263                 575,684

                                       $3,548,082               $ 903,598

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
Current maturities of long-term debt    $   449,374               $ 161,282
Accounts payable and accrued expenses       101,257                 304,490
 Due to related parties                      15,134                  29,652
Accrued interest payable-related parties    146,350                  95,748
Accrued consulting fees - related parties      --                   101,500
        Total current liabilities           712,115                 692,672

LONG-TERM DEBT:
Long-term debt, less current maturities     659,807               1,009,757
     10% Promissory notes payable             ---                   563,500
     Convertible notes payable                ---                    30,000
                                            659,807               1,603,257

Total Liabilities                         1,371,922               2,295,929

COMMITMENTS:
STOCKHOLDERS' EQUITY (DEFICIENCY):
 Preferred Stock, $.0001 Par Value: 25,000,000
 Shares Authorized; None Outstanding
 Common Stock, $.0001 Par Value; 75,000,000
 Shares Authorized; 4,355,594 (1997)
 and 3,280,594 (1996) Shares Issued
 and Outstanding                                436                   328
  Additional Paid in Capital              4,933,850                252,344
  Deficit Accumulated During the
  Developmental Stage                   ( 2,758,126)            (1,645,003)
Total Stockholders' Equity
 (Deficiency)                             2,176,160             (1,392,331)

                                        $ 3,548,082            $   903,598

See Accompanying Notes to Financial Statements

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                            (formerly Robotic Lasers, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENT OF CHANGES IN
  STOCKHOLDERS' EQUITY (DEFICIENCY)
(Unaudited)


                                                                                                     Deficit
                                                                                                   Accumulated
                                                                                 Additional        During The
                                                        Common Stock              Paid-In         Development
                                   Total           Shares         Par Value       Capital             Stage


BALANCES - DECEMBER 31, 1996      ($1,392,331)     3,280,594       $328            $   252,344      ($1,645,003)

CONTRIBUTION TO CAPITAL BY
     STOCKHOLDERS/OFFICER            128,700                                           128,700

PROCEEDS FROM PUBLIC OFFERING
     OF COMMON STOCK AND
     WARRANTS, LESS RELATED
     COSTS OF $1,115,619            4,507,914      1,035,000        103             4,507,811

CONVERSION OF CONVERTIBLE
     NOTES PAYABLE TO
     COMMON STOCK                      30,000        15,000          2                29,998

ISSUANCE OF COMMON STOCK
     UPON EXERCISE OF OPTION           15,000        25,000           3               14,997

NET LOSS                         (  1,113,123)         ---            ---              ---          ( 1,113,123)


BALANCES - SEPTEMBER 30, 1997       $2,176,160      4,355,594       $436            $4,933,850      ($2,758,126)



See Accompanying Notes to Financial Statements

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARY
                         (formerly Robotic Lasers, Inc.)
(A Development Stage Enterprise)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(unaudited)

                                                                                                                   Period From
                                                                                                                      Development
                                                                                                                  Stage Activities)
                                                           Nine Months Ended         Nine Months Ended                 Through
                                                             September30,              September 30,                September 30,
                                                                 1997                      1996                        1997
CASH FLOWS FROM OPERATING ACTIVITIES
     Net Loss                                               ($1,113,123)               ( $782,832)                   ($ 2,758,126)
    Adjustment to Reconcile Net (Loss) to Net Cash
        Flows from Operating Activities:
          Depreciation and Amortization                        128,230                     72,809                         244,738
          Contribution of services rendered to capital            --                         --                            49,600
          Changes in operating assets and liabilities:
              Prepaid expenses                          (        1,729)              (     15,419)                    (     2,810)
              Other Assets                                        --                 (      1,979)                    (    65,564)
              Accounts Payable and Accrued Expenses           (256,069)                   278,173                         242,942

NET CASH FLOWS FROM
     OPERATING ACTIVITIES                                 (  1,242,691 )              (   449,248)                    ( 2,289,220)

CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Equipment and Software                (   333,232)               (     332,691)                    (  981,005)
     Acquisition of Prosoft, Inc.                         (    34,602)                       --                      (    34,602)

NET CASH FLOWS FROM INVESTING ACTIVITIES                  (   367,834)               (     332,691)                 (  1,015,607)

CASH FLOWS FROM FINANCING ACTIVITIES
     Loans and advances from related parties              (    14,518)                      79,081                        15,134
     Proceeds from Issuance of Notes Payable                   70,000                      100,000                     1,025,000
     Payments under Notes Payable                         (    65,000)                      --                    (      65,000)
     Payments under Computer Equipment Leases             (    71,260)                (     33,322)                 (   134,196)
     Proceeds from sale and  lease-back                           --                        25,117                      294,644
   Proceeds from Issuance of Convertible Notes                    --                        30,000                       30,000
     Gross Proceeds from public offering of
         Common Stock and Warrants                           5,623,533                        --                      5,623,533
     Proceeds from issuance of Common Stock
         upon exercise of option                                15,000                       60,000                     125,000
     Contribution to capital - stockholder/officer             128,700                         --                       205,400
     Proceeds from (repayment of )
         10% Promissory Notes and Related Warrants          (  563,500)                     575,000                        --
     Costs paid upon issuance of Promissory
         Notes and Related Warrants                               --                         --                    (     57,500)
     Deferred offering costs                              (    962,409)                      --                     ( 1,115,619)

NET CASH FLOWS FROM
     FINANCING ACTIVITIES                                    4,160,546                     835,876                    5,946,396

NET CHANGE IN CASH                                           2,550,021                      53,937                    2,641,569

CASH AND CASH EQUIVALENTS
     BEGINNING OF PERIOD                                        91,548                      22,613                           --
CASH AND CASH EQUIVALENTS
     END OF PERIOD                                        $  2,641,569                 $    76,550                    $2,641,569

SUPPLEMENTAL CASH FLOW INFORMATION
     Interest paid                                      $       65,699               $      24,170                   $   111,375
     Net liabilities assumed
         in reverse acquisition                         $          --                  $        --                   $    14,087
     Conversion of notes payable into common stock      $       30,000                   $        --               $      50,109

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

Note 2          Activities of the Company

The Company is a development stage Company and has developed a computerized limousine reservation and payment system for the business traveler. The Company anticipates that the proprietary software will enable a system of limousine reservations to be completely computerized and operate without human intervention except for initial inputing of travel information.

The Company commenced generating revenues in August 1997. The Company has been unprofitable since inception and expects to incur additional operating losses for the next several quarters.

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

Note 5          Acquisition

On June 20, 1997, the Company acquired 80% of the outstanding common stock of Prosoft, Inc. for an aggregate purchase price of $34,602. This transaction has been accounted for as a purchase and is included in the Company's consolidated financial statements as of the date of acquisition. The assets acquired consist principally of cash and equipment.

In addition, the Company granted to each of the two minority owners of Prosoft, Inc., non-incentive stock options to purchase 50,000 shares of common stock. The options which expire five years from the date of grant are immediately exercisable at an exercise price of $8.625.



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

The Company has been in the development stage, and just commenced generating revenues in August 1997. The Company has been unprofitable since inception and expects to incur additional operational losses. As reflected in the accompanying financial statements, the Company has incurred losses totaling $2,758,126 since inception and at September 30, 1997, had working capital of $1,932,264.

General and administrative expenses were $927,670 for the nine months ended September 30, 1997, as compared to $619,308 during the nine months ended September 30, 1996. Cost increases during the 1997 period consist of consulting fees ($38,300), payroll and payroll related costs ($185,000), insurance costs ($14,800), professional fees ($35,300), travel costs ($8,600), and other administrative costs ($26,400). General and administrative expenses were $454,432 for the three months ended September 30, 1997, as compared to $196,880 during the three months ended September 30, 1996. Cost increases during the 1997 period consist of payroll and payroll related costs ($158,200), consulting fees ($12,400), professional fees ($52,900), travel costs ($18,000), insurance costs ($5,800) and other administrative ($10,200).

The increases in professional fees for the nine months and three months ended September 30, 1997 are due primarily to legal fees incurred in regard to the litigation described in Note 4 and in the preparation of a post-effective amendment filed with the SEC by the Company on Form S-3. The remaining increases are mostly related to the Company's increased marketing and sales efforts now that the Genisys Reservation and Payment System is on-line.

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

On June 20, 1997, the Company acquired 80% of the outstanding common stock of Prosoft, Inc. for an aggregate purchase price of $34,602. See Note 5 to financial statements. On July 28, 1997, pursuant to an agreement dated October 10, 1996, Joseph Cutrona and Mark Kenny each contributed 14,533 shares owned by them of the Company's common stock, valued at $109,000 to Prosoft in payment for computer software design and other consulting services provided to the Company by Prosoft.

At September 30, 1997, the Company had cash of $2,641,569 and working capital of $1,932,264. Management of the Company estimates that it has sufficient resources to provide for its planned operations of the next twelve months.

PART II         OTHER INFORMATION


ITEM 6. Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

NONE

SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


GENISYS RESERVATION SYSTEMS, INC.
(formerly Robotic Lasers, Inc.)


Date: November 13, 1997

/s/ Lawrence E. Burk
President and Chief Executive Officer



/s/ John H. Wasko
Secretary, Treasurer and
Chief Financial Officer