Form 10KSB
period 1997-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1998-03-30
CIK 827100

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

                                    For the fiscal year ended December 31, 1997
                                                        or
           Transitional Report Pursuant to Section 13 or 15(d) of
                                        The Securities Exchange Act of 1934
                                         For the transition period from to
                                        Commission File Number 033-19522-NY

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

    $8,258,954 as of the close of business on March 25, 1998

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


                                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's Common Stock as of March 25, 1998 was 4,355,594 shares.


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


1. Rule 424(b) Prospectus dated March 20, 1997 is incorporated by reference into Parts I, II and III

         3.1*     Registrant's Articles of Incorporation
         3.2*     Registrant's By-Laws
         4.1*     Form of Common Stock Certificate
         4.2*     Redeemable Warrant Agreement with Form of Class A and Class B
                  Warrant
         10.1     Employment Agreement dated June 23, 1997 between Registrant and Lawrence E. Burk filed herein with this report.
         10.2*    Consulting Agreement dated October 18, 1996 between Registrant and Mark Kenny.
         10.3*    Employment Agreement dated October 17, 1996 between
                  Registrant and John Wasko.
         10.4*    Copy of lease dated  November 1, 1995
                  between Unicom and Corporate  Travel Link,  Inc. 10.5 Copy of
                  Agreement dated June 22, 1995 between American Airlines, Inc.
                  and Corporate Travel  Link,  Inc.,  relating  to Sabre
                  Extension  Program -  Associate Distribution and Services
                  Agreement.
         10.5*    Copy of Agreement dated June 22, 1995 between American
                  Airlines, Inc. and Corporate Travel Link, Inc., relating to
                  Sabre Extension Program - Associate Distribution and Services
                  Agreement
         10.6*    Copy of Agreement dated June 30, 1995 between American
                  Airlines, Inc. and Corporate Travel Link, Inc. relating to
                  Associate Sabre Equipment Lease Agreement.
         10.7*    Copy  of  Agreement  dated  June  30,  1995  between  American
                  Airlines, Inc. and Corporate Travel Link, Inc., non-standard system amendment to Corporate Sabre Equipment Lease Agreement.
         10.8*    Copy of Script Consulting  Agreement dated June 21, 1995
                  between Worldspan, LP and Corporate Travel Link, Inc.

       10.9* Copy of Script Services agreement dated June 21, 1995 between Worldspan, LP and Corporate Travel Link, Inc.
       10.10* Copy of Galileo Services Display and Reservation Agreement dated August 28, 1995 between Galileo International Partnership and Corporate Travel Link, Inc.
       10.11* Copy of Ancillary Services Agreement dated August 28, 1995 between Galileo International Partnership and Corporate Travel Link, Inc.

       10.12*    Copy of Worldspan Car Rental Associate  Reservation  Agreement
                 between Worldspan, LP and Corporate Travel Link, Inc.
       10.13*    Copy of interim Loan Agreement between the Registrant and Loeb
                 Holding Corporation and certain executives of the Registrant
       10.14*    Prosoft Consulting Agreement
       10.15     Copy of Agreement dated February 1, 1998 between the
                 TranspoNet Companies, Inc. and the REgistrant filed herein with this report.
         21*     List of Subsidiaries

All of the above referenced documents, are incorporated herein by references to the Exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2, File No. 333-15011.

                                                      Part I

Item 1.  Business

History

         On August 11, 1995, the Company acquired Corporate Travel Link, Inc. (a development-stage enterprise) which was incorporated on March 7, 1994, by issuing 1,682,924 shares of restricted Common Stock of the Company (after July 16, 1996 one-for-two reverse split. See Notes 1 and 3 to December 31, 1996 Financial statements) in exchange for 200 shares of the Common Stock of Corporate Travel Link ("Travel Link") which represented all of the authorized, issued and outstanding shares of common stock of Travel Link.

         On March 20, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of Common Stock at $5.00 per share, 1,725,000 Class A Redeemable Warrants at $.20 per Class A Redeemable Warrant and 1,035,000 Class B Redeemable Warrants at $.10 per Class B Redeemable Warrant. Total Proceeds from the public offering, net of related costs of $1,115,619, were $4,507,914.

         On June 20, 1997, the Company acquired 80% of the outstanding common stock of Prosoft, Inc. for an aggregate purchase price of $34,602. This
Transaction has been accounted for as a purchase and is included in the Company's consolidated financial statements as of the date of acquisition. The assets acquired consist principally of cash and equipment.

         Presently the Company's business and operations consist solely of the business and operations of Travel Link and Prosoft which continue to operate as subsidiaries of the Company.

General

         The principal business activity of the Company is operating a computerized limousine reservation and payment system for the business traveler. The proprietary software that the Company developed enables limousine reservations to be completely computerized i.e., be entirely automatic and operate without human intervention except for the initial inputting of travel information.

          At the present time, there are four major airline computer reservation systems in operation in the United States -- Sabre, Worldspan, Apollo and System One (each reservation system referred to hereinafter as a ACRS). Each CRS allows a travel agency or corporate travel department to make an airline reservation and receive instantaneously a confirmation and a printed airline ticket on any airline. It is also possible to make a hotel reservation with any of the major hotel chains through any CRS and receive an instantaneous confirmation of room availability. Additionally, a travel agent or corporate travel manager may make a rental car reservation with any of the major car rental companies (Hertz, Avis and the like) through any CRS and receive an immediate confirmation of the car rental reservation.

         When it comes to limousine reservations, however, prior to the introduction of the Company's system there was no method for making a reservation through a CRS and receiving an immediate guaranteed confirmation. The usual method of making a limousine reservation in a destination city is to call a limousine company, if the corporate travel department or travel agent knows of one. This use of the telephone, with its attendant inconveniences such as telephone tag and missed communications, can make securing a confirmed limousine reservation inconvenient.

         In today's cost-conscious business world, corporations must explore every possible way to cut costs and save time. With the current CRS', there is no quick, direct, and efficient way to reserve limousine service. Today reservations are still being booked, changed, canceled and reconfirmed largely by telephone and telefax.

         The Company works with travel agents and corporate travel departments by providing a computerized system for securing limousine reservations.

         A typical reservation with the Company's system may be demonstrated as follows:

         Assume that a corporate executive wishes to travel from Newark, New Jersey to Phoenix, Arizona. The executive will contact the travel manager/agent with his (or her) travel plans. The travel manager/agent will then determine which airline flies between Newark and Phoenix on the date and at the time when the executive wishes to travel.

         The travel manager/agent will then go to the airline reservation computer to enter the information necessary to book the reservation. The information originated by the travel manager/agent will be transmitted to one or more CRS' mainframe computers and, in turn, will be relayed to the mainframe computer of the selected airline. The airline's computer will ascertain seat availability and it will transmit a reservation back to the CRS' mainframe computer. The CRS will then retransmit the information to the travel manager/agent and a ticket will be issued.

         If the corporate executive also decides that he wishes to stay at a particular hotel while in Phoenix, this reservation, too, may be made through the CRS. The travel manager/agent inputs the data already in the computer pertaining to the airline reservation, and adds the data necessary to secure a hotel reservation. The information is transmitted to the CRS' mainframe computer, and it is then relayed to the hotel's mainframe. The latter computer searches to ascertain room availability and relays a confirmed reservation to the CRS. The CRS then transmits the information to the travel manager/agent and a confirmed reservation slip is printed.

         Finally, the corporate executive advises his travel manager/agent to obtain four limousine reservations: (a) from home to Newark Airport; (b) from Phoenix Airport to the hotel; (c) from the hotel to the Phoenix Airport at the end of the trip; and (d) from Newark Airport to the executive's home. The travel manager/agent, however, cannot presently effect these reservations through the CRS and receive an immediate, error-free confirmed limousine reservation.

         Instead, the travel manager/agent must use the telephone or telefax. While a corporate travel manager/agent based in Newark will undoubtedly know of a limousine company in the Newark area to call, he may not know of any in the Phoenix area. Confirmed reservations cannot be made quickly or efficiently.

         The Company's system remedies this dilemma. The Company has created its own computerized system which is linked with the SABRE CRS'. The company is completing development of the interfaces to the Apollo and Worldspan CRS' and expects to bring them on-line in mid 1998. Limousine reservations made through the SABRE CRS are relayed instantaneously to the Company's computer and then to a service provider of the clients choice--all without human intervention--and an immediate limousine reservation is confirmed. In the event that the client has no relationship with a service provider or has no preference, they soon will be able to access a national network service provider through the Genisys Reservation System. The

Company is in the process of arranging access to such national network services.

         In January 1998, the Company signed a participation agreement with Carlson Wagonlit Travel, one of the world leaders in business travel management with $9.5 billion in annual worldwide sales. Under this agreement, all Carlson Wagonlit offices worldwide are licensed to install and operate the Company's software to facilitate the delivery of limousine/car service reservations to the CRS'. Using the Company's proprietary software, Carlson Wagonlit agents can make fast and accurate ground transportation reservations for corporate customers and their preferred suppliers directly through the Sabre CRS. Several Carlson accounts in the northeast are currently utilizing Genisys through the Sabre CRS. The Company is currently field testing its application for the Apollo CRS.

         In February 1998, the Company and the TranspoNet Companies, Inc signed a contractual revenue sharing agreement to fully automate the limousine booking process from the CRS directly into the computerized back office system of service providers. Under this agreement which renews automatically after the initial two year term, the Company and TranspoNet have developed the technology to channel the limousine reservation from the Corporate travel agents directly into the back office dispatch system of contracted service providers utilizing an existing TranspoNet product.

Employees

         The Company presently has 2 executive officers and 11 non-executive employees, including 4 employees of the Company's majority-owned subsidiary. None of these employees is covered by a collective bargaining agreement. The Company utilizes several software and marketing consultants on a part-time basis.
The company believes its personnel relations to be satisfactory.


         Item 2.  Properties

         The Company and its subsidiaries presently lease approximately 2,380 square feet of office space at 2401 Morris Avenue, Union, New Jersey, 07083, and 1,750 square feet of office space at 15 Clyde Road, Somerset, New Jersey, 08873. The five-year Union lease expires in March 2002 and provides for a monthly rental of $3,731.53. The Somerset lease expires in November 2002 and provides for a monthly rental of $1,968.76 though November 30, 1999 and $2,012.50 though November 30, 2002.

         The properties have been leased from unaffiliated third parties and adequately satisfy the present needs of the Company and its subsidiaries.


Item 3.  Legal Proceedings

         On February 20, 1997, two individuals filed an action against the Company and Travel Link in the Superior Court of New Jersey seeking, among other things, damages in the amount of 8% of any financing secured by Travel Link resulting from plaintiffs efforts and as well as 5% of the Company's Common Stock allegedly due for services rendered in connection with the Company's acquisition of Travel Link in 1995. The claim for monetary damages is based upon an alleged written agreement between Travel Link and plaintiffs, while the claim for the shares of Common Stock is based upon alleged oral representations and promises made by a former officer of Travel Link. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses in its answer. On March 4, 1998, Travel Link filed an application with the Court to assert a claim for indemnification against Joseph Cutrona and Steven Pollan, two former directors and officers of Travel Link and the Company, and Mark A. Kenny, currently a director and employee of the Company and Travel Link, based upon a 1995 agreement whereby such individuals agreed to hold Loeb Holding Corporation and Travel Link harmless and to indemnify them from any and all claims or liabilities for brokerage commissions or finder's fees incurred by reason of any action taken by it or them, including the claims of the plaintiffs in this action.

         On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies, and various related and unrelated parties seeking among other things a declaratory judgment that the former officer is the owner of 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided (see Note 3) and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.

         On December 23, 1997, an individual filed an action in the Superior Court of New Jersey against the Company and a former officer of the Company, alleging that the former officer of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same former officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer


Item 4.  Submission of Matters to a Vote of Security Holders

         The annual meeting of shareholders of the Company was held at the offices of Corporate Travel Link, Inc., 2401 Morris Avenue, 3rd floor, Union, New Jersey, 07083, on Wednesday, December 17, 1997 at 10:30a.m. Of the 4,355,654 shares entitled to vote at the meeting, the holders of 3,503,698 shares were present at the meeting in person or by proxy.

Following are the results of the balloting for the election of the nominees to the Board of Directors:

         NAME                               VOTES IN  FAVOR     VOTES WITHHELD

         Lawrence E. Burk                       3,184,621         319,076

         John H. Wasko                          3,185,621         318,076

         Mark A. Kenny                          3,184,633         319,064

         David W. Sass                          3,185,633         318,064

         S. Charles Tabak                       3,178,733         324,964

         Warren D. Bagatelle                    3,183,721         319,976

         The six directors have been elected to serve until their successors are elected at the 1998 annual meeting of shareholders of the Company and have qualified.

         The shareholders approved the Company's 1997 Stock Incentive Plan dated May 12, 1997 by a vote of 1,851,932 in favor, 367,999 against and 12,529 withheld.

         The shareholders ratified the appointment of Wiss & Company as the independent auditor to examine and report on the Financial Statements of the Company for fiscal 1997 by a vote of 3,496,142 in favor and 606 against.

                                                      Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Market Information

         Prior to 1997, the Company's Common Stock was eligible to trade in the over-the counter market, however, the Company was unable to locate a quoted price for its stock. The Following table indicates the quarterly high and low bid prices for the last two years for the Company's Common Stock.

                            Bid Price                Bid Price
                               1997                   1996

 Quarter Ended             High     Low               High    Low
 -------------             ----     ---               ----    ---
 March 31                  6.5      5.75              Not Available
 June 30                   9        5.75              Not Available
 September 30              9        3.875             Not Available
 December 31               5.375    2.75              Not Available

         The foregoing prices were provided by National Quotation Bureau.

         As of March 20, 1997, the Effective Date of the Company's Registration Statement, it's Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants trade on The NASDAQ Stock MarketSM under the symbols, GENS, GENSW and GENSZ respectively.

         Approximate Number of Equity Security Holders

                                                         Approximate Number of
                                                         Holders of Record as
                  Title of Class                         of March 5, 1998
                  --------------                        ----------------------

                  Common Stock,
                  $.0001 par value                                     1,100


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

Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.



Components of Revenues and Expenses

Revenues. The Company has been in the development-stage, and just commenced generating limited revenues in August 1997. The Company did not generate any revenues from operations during the fiscal year ended December 31, 1996. The Company brought its Genisys Reservation and Payment Systems on-line through the Sabre CRS in August 1997 at which time the Company commenced generating limited revenues. The Company is completing development of the interfaces to the Apollo and Worldspan CRS' and expects to bring them on-line in the 1st half of 1998, which will accelerate the rate of growth of the Company's revenues.

         The Genisys Reservation and Payment Systems generate revenue from the following sources: (i) a booking fee charged for use of the Genisys Reservation System and billed through the Genisys Payment System, (ii) a processing fee generated by charges processed through the Genisys Payment System, (iii) an annual software licensing fee charged to the limousine service providers who utilize the Genisys Reservation and Payment Systems.

Expenses. Cost of service includes all costs directly attributable to the Company's provision of services to its corporate clients and the limousine service providers. The most significant component of cost of service is the booking fee charged by the CRS for reservations made by the Genisys systems utilizing the CRS. Booking fees are a set amount charged by each CRS for transactions posted through the system. Cost of service also includes the access and file fees charges by a commercial bank acting as the Company's Automated Clearing House in distributing payments made to limousine service providers through the Genisys Payment System.

         General and administrative expenses include salaries, commissions and benefits, travel costs, professional fees, rent, telephone and other operating costs of the Company. The only internal expenditures capitalized with respect to the costs of developing and implementing the Genisys Reservation and Payment Systems have been $94,780 of salaries paid to Prosoft employees subsequent to its acquisition in June 1997.

Results of Operations

         The Company has been in the development stage and just commenced generating limited revenues in August 1997. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the year ended December 31, 1997 were $25,863 compared to no revenues for the years ended December 31, 1996 and August 31, 1995. The corresponding cost of sales for fiscal 1997 was $24,992. The net loss for the year ended December 31, 1997 amounted to $1,590,125 or $.39 cents a share compared to a loss of $1,051,203 or $.36 cents a share for the year ended December 31, 1996 and $269,080 or $.16 cent a share for the year ended August 31, 1995. As reflected in the accompanying financial statements, the Company has incurred losses totaling $3,235,128 since inception and at December 31, 1997, had working capital of $1,350,787.

         General and administrative expenses were $1,318,203 for the year ended December 31, 1997 as compared to $819,205 for the year ended December 31, 1996 and $256,621 for the year ended August 31, 1995. The primary reason for the difference between the two years ended December 31, 1997 and December 31, 1996 is the early stage of operations during the earlier period when the Company had only 5 full-time employees, while during the latter period the Company was fully operational and by the end of the period had increase its staff to 13 employees. The primary reason for the difference between the year ended December 31, 1996 and August 31, 1995 is the commencement of development stage activities during the earlier period when the Company had only 4 part-time employees for approximately half the period, while during the latter period the Company had 5 full-time employees.

Payroll and payroll-related costs increased approximately $266,000 during the fiscal year ended December 31, 1997. Other approximate cost increases during fiscal 1997 consist of consulting fees ($60,000), travel costs ($21,000), marketing costs ($41,000), insurance costs ($24,000), other administrative costs ($97,000). Professional fees decreased $11,000 during fiscal 1997. Professional and consulting fees for the year ended December 31, 1997 totaled $286,000. Such amount consisted of attorneys fees of $110,000, accounting fees of $20,000, outside bookkeeping fees of $28,000, consulting fees of $51,000 payable to Loeb partners, $29,000 in consulting fees to Mark A. Kenny and miscellaneous fees of $48,000.

         Payroll and payroll related cost increased approximately $229,000 during the fiscal year ended December 31, 1996. Other approximate cost increases during fiscal 1996 consist of consulting fees ($54,000), travel costs ($23,000), marketing costs ($16,000), other administrative costs ($83,000) and professional fees ($136,000). Professional and consulting fees for the year ended December 31, 1996 totaled $237,000. Such amount consisted of attorney's fees of $84,000, accounting fees of $23,370, outside bookkeeping fees of $18,630, accrued consulting fees of $36,000 payable to Loeb Partners, $48,000 payable to John H. Wasko (accrued prior to his becoming an employee of the Company), $16,000 in consulting fees payable to Mark A. Kenny and miscellaneous fees of $11,000. Loeb partners, Mr. Kenny and Mr. Wasko are affiliates of the Company.

         The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. No easy technological "quick fix" has yet been developed for this problem. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Such failures of the Company's and/or third parties computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

Liquidity and Capital Resources

         Since commencement of its development stage activities, the Company has incurred losses and net cash out-flows from operations. The Company has developed a computerized limousine reservation and payment system for the business traveler. Although planned operations have commenced, revenues to date have not been significant. However, management expects the Company will have sufficient liquidity at least until March 1999 even if significant revenues from operations are not generated and no additional financing is obtained.

         The Company's funds have principally been provided from Loeb Holding Corporation, as escrow agent ("Loeb"), for Warren D. Bagatelle, HSB Capital, trusts for the benefit of families of two principals of Loeb Holding
Corporation, and three unaffiliated individuals, LTI Ventures Leasing Corporation, a private offering and a public offering, as described below.

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

         Pursuant to a private offering, the Company issued 11.5 units to sixteen unaffiliated third parties in May and June 1996. Each $50,000 unit consisted of a $49,000 promissory note and a Class A Redeemable Warrant valued at $1,000 per unit. Each such warrant entitles the holder to purchase 25,000 shares of the Company's Common Stock at $5.75 per share. The proceeds from this offering totaled $575,000 and Class A Redeemable Warrants to purchase 287,500 shares of Common Stock were issued by the Company.

         In February 1997, Joseph Cutrona, who at the time was President of the Company, made a capital contribution to the Company in the amount of $19,700.

         In February and March 1997, the Company borrowed a total of $65,000 from three unaffiliated third parties pursuant to three eighteen (18) month Promissory Notes bearing interest at 10% per annum payable at maturity. These notes were secured by 16,250 shares of the Company's restricted Common Stock owned by Joseph Cutrona and 16,250 shares owned by Mark A. Kenny. In April 1997, the Company paid the principal and interest due on these Promissory Notes in full.

         On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of Common Stock at $5.00 per share, 1,725,000 Class A Redeemable Warrants at $.20 per Class A Redeemable Warrant and 1,035,000 Class B Redeemable Warrants at $.10 per Class B Redeemable Warrant. The net proceeds of such offering totaled $4,507,914.

         In May 1997, two convertible notes payable, issued in April and June 1996 when the Company borrowed a total of $30,000 from two unaffiliated third parties, were converted into 15,000 shares of Common Stock of the Company.

         On May 29, 1997, an officer of the Company exercised stock options for 25,000 shares of Common Stock of the Company at $.60 per share, resulting in total proceeds of $15,000.

         On July 28, 1997, pursuant to an agreement dated October 10, 1996, Joseph Cutrona and Mark Kenny each contributed 14,533 shares of the Company's Common Stock owned by them and valued at $109,000, to Prosoft in payment of computer software design and other consulting services provided to the Company by Prosoft.

         On October 14, 1997, the Company registered under the Securities Act of 1933, as amended, 442,098 shares of common stock, par value $.0001 per share. 22,098 shares of Common Stock offered underlie certain outstanding warrants held by LTI. The remaining 420,000 shares of the Common Stock offered may not be transferred until September 20, 1998, subject to earlier release at the sole discretion of R.D. White & Co., Inc. which acted as the underwriter in connection with the March 1997 public offering of the Company's securities. The certificates evidencing such 420,000 shares of Common Stock include a legend evidencing such restriction. The Underwriter may release such 420,000 shares of Common Stock held by certain of the Selling Stockholders at any time.

         The Company did not receive any of the proceeds from the sales of the Common Stock by the Selling Stockholders but may receive proceeds upon the exercise of certain outstanding warrants. All costs incurred in the registration of the securities of the Selling Stockholders was borne by the Company.

          Inflation is not expected to have any material effect on the Company.


Item 7.  Financial Statements and Supplementary Data.

         See Pages F-1 through F-18.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable

                                                     PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the Company's directors and executive officers.

 NAME                      AGE                 POSITION

 Lawrence E. Burk          56                President, Chief Executive Officer
                                             and Director

 John H. Wasko             59                Chief Financial Officer,
                                             Secretary, Treasurer
                                             and Director

 Warren D. Bagatelle       59                Chairman of the
                                             Board of Directors

 Mark A. Kenny             44                Director

 David W. Sass             62                Director

 S. Charles Tabak          65                Director


The Company's Audit and Compensation Committees consist of Messrs. Warren D. Bagatelle, S. Charles Tabak and David W. Sass. All officers of the Company devote their full time to the Company's business.

         Lawrence E. Burk joined the Company on June 23, 1997, as President, Chief Executive Officer, and Director following a 27 year career with Alexander & Alexander Services. From 1993 to early 1996, Mr. Burk served as Chairman and CEO of Alexander & Alexander, Inc., the U.S. Retail Subsidiary of A & A Services, and from early 1996 until the company's acquisition by AON Corporation in late 1996, Mr. Burk served as President and Chief Operating Officer of A & A International, the company's global retail operation. Mr. Burk served on the company's Global Retail Board from 1985; on A & A Services Operations Board from 1989; and on A & A Inc.'s Executive Committee and Operations Board from 1989. A & A was a NYSE listed Financial Services firm with revenues of over $1.3 billion. Mr. Burk has a B.A. degree in Economics from Southern Illinois University and is a member of the schools' Advisory Board.

John H. Wasko has served the Company as a Director since April 1986, as Secretary since September 1995, and as Treasurer and Chief Financial Officer since April 1996. Mr. Wasko has also served the Company as President and Chairman of the Board since its inception to August 1995, and as Treasurer from April 1986 to September 1987 and from May 1988 to August 1995. Mr. Wasko has also served as Chairman of the Board, President and Director of JEC Lasers, Inc. ("JEC") since it was organized in September 1977. He was awarded a bachelor of science degree in physics in 1963 and a master of science degree in physics (summa cum laude) in 1965 from Fairleigh Dickinson University.

         Warren D. Bagatelle has been a Director and chairman of the Board of Directors of the Company since August 1995. He also served as Chief Executive Officer of the Company from December 1996 through June 1997. Since 1998, he has been a Managing Director at Loeb Partners Corporation, a New York City investment banking firm. Mr. Bagatelle is also a director of Energy Research Corporation, a company engaged in the development and commercialization of electrical storage and power generation equipment, principally fuel cells and rechargeable storage batteries. Mr. Bagatelle has a BA in economics from Union College and a MBA from Rutgers University.

         Mark A. Kenny, currently an employee of the Company, served as the Company's Executive Vice President from August 1995 to October 1996 and as a Director since August 1995. He has also served as Executive Vice President of Travel Link from inception, March 1974 to November 1996 and as a Director since inception. From 1974 to November 1996, he was a partner of Country Club Transportation Services, a provider of limousine services, which he co-founded in 1974. Mr. Kenny is one of the original members of the New Jersey Business Travel Association and attended Seton Hall Preparatory School and Seton Hall
University. He is also a member of the Association of Corporate Travel Executives and a charter member of the New Jersey Limousine Association.

David W. Sass has been a Director since April, 1997 and has been a practicing attorney in New York City for the past 37 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also an officer of Ionic Fuel Technology, Inc., a company engaged in the sale and distribution of emission control systems, a director of The Harmat Organization, Inc., a New York based construction company and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law

 S. Charles Tabak has been a Director since April, 1997. Since 1991 he has been the Chief Executive Officer of Arc Medical & Professional, Inc., an employment agency specializing in placement of scientific, medical and office personnel. From 1969 to 1990, he was the Executive Vice President and General Counsel for Channel Home Centers Inc. From 1967 to 1969, he was the Director of Finance of J.J. Newbury Co. Mr. Tabak is a past member of the Board of Directors of Channel Home Centers, Inc. and Charge A Plate Group of Greater New York. He is a graduate of both NYU School of Business and School of Law, and is admitted to practice law in New York state and before the U.S. Supreme Court.

Item 10.  Executive Compensation

         The following tabulation shows the total compensation paid by the Company for services in all capacities during the years ended December 31, 1997,1996 and 1995 to the officers of the Company and total compensation for all Officers as a group for such period:


                           Annual Compensation                                  Long Term Compensation

                                                                                Awards           Payout
                                                                       Other            Restricted                 All
                                                              Annual            Stock   Options  LTIP     Other
Name and                   Year     Salary           Bonus    Compensation      Awards  /SAR's   Payout   Compensation
--------                   ----     ------           -----    ------------      ------  ------   ------   ------------
Principal
---------
Position                                                               (Mgmt. Fee)

Lawrence E. Burk           1997     $75,000 (1)      $0       $0                 $0     $0       $0                $0
President, & Chief         1996     $0               $0       $0                 $0     $0       $0                $0
Executive Officer          1995     $0               $0       $0                 $0     $0       $0                $0

Joseph  Cutrona(2)         1997     $41,639          $0       $  6,667           $0      $0       $0                $0
                           1996     $73,500          $0       $  5,000           $0      $0       $0                $0
                           1995     $45,000          $0       $  3,840           $0      $0       $0                $0

Mark A. Kenny (3)          1997     $64,231          $0       $28,967            $0     $0        $0                 $0
                           1996     $42,000          $0       $16,250           $0      $0       $0                $0
                           1995     $44,795          $0       $  3,840          $0      $0       $0                $0

John H. Wasko              1997     $81,247          $0       $ 20,000           $0     $0       $0                $0
Chief Financial Officer,   1996     $10,000          $0       $ 49,500           $0     $0       $0               $0
Secretary & Treasurer      1995     $0               $0       $   2,500          $0     $0       $0               $0

Warren D. Bagatelle        1997     $0               $0       $59,500(4)        $0      $0           $0               $0
Chairman                   1996     $0               $0       $36,000(5)        $0      $0       $0               $0
                           1995     $0               $0       $0                $0      $0           $0               $0

(1) Salary paid to Mr. Burk for the period June 23, 1997 thru December 31, 1997. Mr. Burk's annual salary is $150,000.

(2) As of May 12, 1997, Mr. Cutrona is no longer an employee, officer or Director of the Company.

(3) Mr. Kenny formerly was the Company's Executive Vice President and is currently an employee and a Director of the Company but, not an officer of the Company.

(4) Includes $51,000 of consulting fees paid to Loeb Partners Corporation of which Warren D. Bagatelle is Managing Director.

(5) Represents consulting fees paid to Loeb Partners Corporation.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following tabulation shows the security ownership as of December 31, 1997 of (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (not including 333,216 shares issued to Steven E. Pollan which the Company has given notice of cancellation as a result of certain disputes between Mr. Pollan and the Company), (ii) each Director and officer of the Company and (iii) all Directors and Officers as a group.


                            NUMBER OF                                 PERCENT
NAME & ADDRESS              SHARES OWNED                              OF CLASS

Loeb Holding Corporation
As Escrow Agent (1)
61 Broadway
New York, NY 10006          1,053,679                                   22.16%

Warren D. Bagatelle  (1)
Loeb Partners Corporation
61 Broadway
New York, NY 10006          1,053,679                                   22.16%

Joseph Cutrona
Corporate Travel Marketing
PO Box 1180
Sayerville, NJ  08872         377,350                                      8.66%

Mark A. Kenny
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083               574,175                                     13.18%

John H. Wasko  (2)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083              112,046                                     2.54%

Lawrence E. Burk (3)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ  07083             205,000                                     4.50%

S. Charles Tabak (4)
ARC Medical Professional Personnel
36 Route 10W, Suite D
East Hanover, NJ  07936       14,000                                        *

David W. Sass (4)
McLaughlin & Stern, LLP
260 Madison Avenue, 18th FL.
New York, NY  10016           15,000                                        *

All Officers and Directors
as a group (6 persons)        1,973,900                                  39.39%
--------------------------
* less than 1%

         (1) Includes 653,679 shares of Common Stock purchased by Loeb Holding Corporation, as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners Corp., HSB Capital (of which Warren Bagatelle is a partner), trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated persons and 400,00 shares of Common Stock issuable upon conversion of two Convertible Notes aggregating $37,500. Loeb Holding Corporation disclaims any beneficial interest in these shares.

         (2) Includes 14,362 shares of Common Stock owned of record by Joan E. Wasko, John Wasko's wife, of which Mr. Wasko disclaims beneficial ownership, but of which he may be deemed beneficial owner and a five (5) year option to purchase 35,000 shares of the Company's Common Stock at a price of $2.00 per share granted to Mr. Wasko by the Company on November 1, 1996 and 5,333 shares of Common Stock issuable upon conversion of Mr. Wasko's prorate share of a Convertible Note in the principal amount of $12,500.

         (3) Includes a five (5) year option to purchase an aggregate of 200,000 shares of Common Stock at a price of $6.00 per share issued on September 23, 1997.

         (4) Includes a five (5) year option to purchase 10,000 shares of Common Stock at a price of $6.00 per share issued September 23, 1997.

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

         The Term Promissory Note in the principal amount of $475,000 and an additional Term Promissory Note in the principal amount of $237,500 issued in December 1995 and described below, have been modified. Such Notes provide for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and unless previously converted, the principal amount of each note is to be repaid in twelve quarterly installments, commencing September 1, 1998, or on such earlier date as such notes provide. The notes and the unpaid interest accrued thereon, are convertible at the sole option of the holder into shares of Series A Preferred Stock of the Company at a conversion price of $2.125 per share.

         The shares of Series A Preferred Stock are convertible, in whole or in part, into fully paid and nonassessable Common Shares on a one-for-one basis at the option of the respective holders thereof. Holders of Series A Preferred Stock are entitled to notice of shareholders' meetings and are entitled to vote in common with the Common Stock of the Company. The Series A Preferred Stock is not entitled to the declaration or payment of dividends. The Company, at its sole option, has the right to redeem all or, from time to time, any number of the then outstanding shares of Series A Preferred Stock at a redemption price of $2.125 per share, such amount to be increased at the rate of ten (10%) percent per annum for the period such Series A Preferred Shares are outstanding.

         In March 1998, the holder of the notes converted $400,000 of the principal amount of such notes into 188,235 shares of the Series A Preferred Stock of the Company.

         The Term  Promissory  Note in the amount of $25,000  and an  additional
Note in the amount of $12,500 issued in December 1995 and discussed below have been modified. Such Notes provide for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and unless previously converted the principal amount of each note is to be repaid in twelve equal quarterly installments, commencing September 1, 1998, or on such earlier date as such notes provide. The notes are convertible at the sole option of the holder into an aggregate of 400,000 common shares of the Company.

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

         On August 11, 1995, Robotic Lasers acquired Corporate Travel Link, Inc. by issuing 1,682,924 shares of restricted Common Stock of the Company in exchange for the shares of the common stock of Corporate Travel Link owned by Joseph Cutrona, Mark A. Kenny and Steven E. Pollan which represented all the authorized, issued and outstanding shares of common stock of Corporate Travel Link.

         On September 5, 1995, the Company entered into a three year consulting and investment banking agreement with Loeb Partners Corporation which has been extended for an additional three year period. Under the terms of the agreement, the Company pays Loeb Partners Corporation $3,000 per month. Loeb Partners
Corporation will also receive a fee for arranging private financing and acquisitions. Mr. Warren D. Bagatelle, a Director and Chairman of the Company, is a Managing Director of Loeb Partners Corporation.

         During December 1995, Loeb agreed to loan the Company $250,000 evidenced by a series of Convertible Promissory Notes ("Convertible Promissory Notes"). In November 1996, Loeb converted the Convertible Promissory Notes into
(i) two Term Promissory Notes, one in the principal amount of $237,500 and the other in the principal amount of $12,500 issued in December 1995 and (ii) 420,728 shares of Common Stock of the Company, of which 420,000 shares of Common Stock are owned by four unaffiliated parties. Loeb Holding Corporation did not receive any shares of Common Stock in this transaction.

         In August 1996, the Company gave notice to Mr. Pollan that it was canceling the 333,216 shares of Common Stock which had been issued to him in August of 1995. It is the Company's position that the Common Stock should be canceled because, among other reasons, Mr. Pollan failed to provide the services to the Company which were to be the consideration for the issuance of the shares. Mr. Pollan has commenced an action against the Company and others in the New Jersey Federal Court which contests the Company's effort to cancel the shares issued to him, and which seeks monetary damages and other relief. The action is in its preliminary stages, and no assurance can be given as to its ultimate outcome.

         During the quarters ended September 30, 1996, and December 31, 1996, in order to raise additional working capital for the Company, Joseph Cutrona, former President of the Company, sold a total of 37,600 shares of restricted common stock of the Company owned by him, to nineteen unaffiliated third parties at prices ranging from $2.00 to $2.50 per share for total proceeds of $76,500 which Mr. Cutrona remitted to the Company in the form of a capital contribution. In February 1997, Mr. Cutrona sold an additional 9,850 shares of restricted Common Stock to 5 unaffiliated third parties at a price of $2.00 per share for total proceeds of $19,700, which Mr. Cutrona remitted to the Company in the form of an additional capital contribution. Mr. Mark A. Kenny has issued 23,725 of his own shares of restricted common stock of the Company to reimburse Mr. Cutrona for one-half of the number of shares sold by Mr. Cutrona.

          On October 10, 1996, the Company, Joseph Cutrona, Mark A. Kenny and Prosoft, Inc. signed an agreement whereby Mr. Cutrona and Mr. Kenny each agreed to transfer 14,533 shares of restricted Common Stock owned by them to Prosoft, Inc., or its designees, upon completion of the design and satisfactory development of the Genisys Payment System. Prosoft agreed to accept the 29,066 shares valued at $3.75 per share in satisfaction of $108,997.50 which would be owned to Prosoft, Inc. by the Company upon completion of the Genisys Payment System. This transfer has been completed. The Company has agreed to issue an equal number of new shares of restricted Common Stock to Messrs. Cutrona and Kenny in six equal installments if the Company meets certain performance criteria on six specific dates.

         In October and November 1996, and February 1997, Joseph Cutrona, in recognition of extensive valuable services rendered to the Company by three employees of the Company, made gifts aggregating 35,000 shares of restricted Common Stock owned by him to the three employees, including a gift of 20,000 shares of restricted Common Stock to John H. Wasko.

         In November 1996, the Company granted Mr. Wasko a five (5) year option to purchase 35,000 shares of Common Stock at a price of $2.00 per share.

During November and December 1996, the Company and Loeb Holding Corporation signed four eighteen (18) month Promissory Notes whereby Loeb Holding Corporation loaned the Company the sums of $75,000, $30,000, $10,000 and $95,000 (totaling $210,000). The Promissory Notes which have been modified and bear interest at 10%, mature on September 1, 1998. The Promissory Notes and any unpaid interest accrued thereon, are convertible at the sole option of the holder into shares of Series A Preferred Stock of the Company at a conversion price of $2.125 per share.

         In February and March 1997, the Company borrowed a total of $65,000 from three unaffiliated third parties pursuant to three eighteen (18) month Promissory Notes bearing interest at 10% per annum payable at maturity. These notes were secured by 16,250 shares of the Company's restricted Common Stock owned by Joseph Cutrona and 16,250 shares owned by Mark A. Kenny. In April 1997, the Company paid the principal and interest due on these Promissory Notes in full.

         The Company believes that each of these transactions was entered into on terms at least a favorable to the Company as could have been obtained from unaffiliated third parties.

Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-k


(a)      (1)  Financial Statements
              Included in Part II of this report:


              Balance Sheets - December 31, 1997 and 1996.

              Statements of Operations During the Development Stage - For the Period from Inception through December 31, 1997 and the Years Ended December 31, 1997 and December 31, 1996.

              Statements of Cash Flows - For the Period from Inception through December 31, 1997 and for the Years Ended December 31, 1997 and December 31, 1996.

              Statement of Changes in Stockholders' Equity - For the Years Ended December 31, 1997 and December 31, 1996.

              Notes to Financial Statements

         (2)  Exhibits

         3.1*                    Registrant's Articles of Incorporation
         3.2*         Registrant's By-Laws
         4.1*         Form of Common Stock Certificate
         4.2*         Redeemable Warrant Agreement with Form of Class A and
                      Class B Warrant
         10.1         Employment Agreement dated June 23, 1997 between
                      Registrant and Lawrence E. Burk filed herein with this report.
         10.2*        Consulting Agreement dated October 18, 1996 between the
                      Registrant and Mark A. Kenny.
         10.3*        Employment  Agreement dated October 17, 1996 between
                      Registrant and John H. Wasko.
         10.4*        Copy of lease dated  November 1, 1995 between Unicom and
                      Corporate Travel Link, Inc.
         10.5*        Copy of Agreement  dated June 22, 1995 between  American
                      Airlines, Inc., and Corporate Travel Link, Inc., relating to Sabre Extension Program - Associate
                      Distribution and Services Agreement.
         10.6*        Copy of Agreement dated June 30, 1995 between American
                      Airlines, Inc. and Corporate Travel Link, Inc., relating to Associate Sabre Equipment Lease Agreement.
         10.7*        Copy of Agreement dated June 30, 1995 between American
                      Airlines, Inc. and Corporate Travel Link, Inc.
                      non-standard system amendment to Corporate Sabre
                      Equipment Lease Agreement.
         10.8*        Copy of Script Consulting Agreement dated June 21, 1995
                      between Worldspan, LP and  Corporate Travel Link, Inc.

         10.9*        Copy of Script Services agreement dated June 21, 1995
                      between Worldspan, LP and  Corporate Travel Link, Inc.
         10.10*       Copy of Galileo Services Display and Reservation Agreement
                      dated  August  28,  1995,  between  Galileo  International
                      Partnership and Corporate Travel Link, Inc.
         10.11*       Copy of Ancillary Services Agreement dated August 28, 1995 between  Galileo  International  Partnership and Corporate
                      Travel Link, Inc.
         10.12*       Copy of Worldspan Car Rental Associate Reservation
                      agreement between Worldspan, LP and Corporate Travel Link,
                       Inc.
         10.13*       Copy of Interim Loan Agreement  between the Registrant and
                      Loeb Holding  Corporation  and certain  executives  of the
                      Registrant.
         10.14*       Prosoft Consulting Agreement.
         10.15        Employment Agreement dated May 1, 1997 between the
                      Registrant and Mark A. Kenny.
         10.16        Copy of Agreement dated February 1, 1998 between the
                      TransNet Companies, Inc. and the Registrant filed herein
                      with this report.
         21*          List of Subsidiaries

All of the above referenced documents, marked with an (*) are incorporated herein by reference to the Exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2, File No. 333-15011.


(b)      (1)      Reports on Form 8-K
                  None


                    INDEX TO CONSOLIDATED FINANCIAL STATEMENTS


Independent Auditors' Report                                                                                  F-2

Consolidated Financial Statements:
    Consolidated Balance Sheets at December 31, 1997 and 1996                                                 F-3
    Consolidated Statements of Operations for the Years Ended
        December 31, 1997 and 1996 and the Period From March 7,
        1994 (commencement of development stage activities) to
        December 31, 1997                                                                                     F-4
     Consolidated Statements of Changes in Stockholders' Equity
        (Deficiency) for the Years Ended December 31, 1997 and                                                F-5
        1996
    Consolidated Statements of Cash Flows for the Years Ended
        December 31, 1997 and 1996, and the Period From March 7,
        1994 (commencement of development stage activities) to
        December 31 ,1997                                                                                     F-6
     Notes to Consolidated Financial Statements                                                           F-7 to F-18






                                             INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Genisys Reservation Systems, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Genisys Reservation Systems, Inc. and Subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996, and for the period from March 7, 1994 (commencement of development stage activities) to December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genisys Reservation Systems, Inc. and Subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996, and for the period from March 7, 1994 (commencement of development stage activities) to December 31, 1997, in conformity with generally accepted accounting principles.

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




                                                WISS & COMPANY, LLP


Livingston, New Jersey
February 5, 1998 (except as to Note 6
 for which the date is March 10, 1998)

                     GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                     Development Stage Companies
                                     CONSOLIDATED BALANCE SHEETS

                                     ASSETS                                        December 31,
                                                                                1997           1996
CURRENT ASSETS:
Cash and equivalents                                                       $ 2,207,841       $ 91,548
Accounts receivable                                                              8,784              -
Prepaid expenses                                                                 5,127          1,081
                                                                             __________        _______
      Total Current Assets                                                   2,221,752         92,629
                                                                             __________        _______
PROPERTY AND EQUIPMENT                                                         261,643        235,285
OTHER ASSETS:                                                                _________        ________
Computer software costs, less accumulated
  amortization                                                                 581,193        312,171
Deferred offering costs                                                              -        153,210
Debt issue costs, less accumulated amortization                                 26,609         45,393
Deposits and other                                                              61,669         64,910
                                                                              _________      _________
                                                                               669,471        575,684
                                                                            ___________     __________
                                                                            $3,152,866      $ 903,598
                                                                            ===========     ==========
    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES:
Current maturities of long-term debt                                         $ 114,957      $ 161,282
Accounts payable and accrued expenses                                          189,712        304,490
Due to related parties                                                               -         29,652
Accrued interest payable - related parties                                     163,296         95,748
Accrued consulting fees - related parties                                        3,000        101,500
                                                                               ________      _________
      Total Current Liabilities                                                470,965        692,672

LONG-TERM DEBT:
Long-term debt, less current maturities                                        982,742      1,009,757
10% Promissory notes payable                                                         -        563,500
Convertible notes payable                                                           -          30,000
                                                                             __________    ___________
      Total Liabilities                                                      1,453,707      2,295,929
                                                                             __________    ___________

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY (DEFICIENCY):
Preferred stock, $.0001 par value: 25,000,000 shares
  authorized; none outstanding                                                       -              -
Common stock, $.0001 par value: 75,000,000 shares
  authorized; 4,355,594 shares (1997) and 3,280,594                                436            328
  shares (1996) issued and outstanding
Additional paid-in capital                                                   4,933,851         252,344
Deficit accumulated during development stage                                (3,235,128)     (1,645,003)
                                                                            ___________     ___________
      Total Stockholders' Equity (Deficiency)                                1,699,159      (1,392,331)
                                                                            ___________     ___________
                                                                            $3,152,866      $ 903,598
                                                                            ==========      ============

See accompanying notes to consolidated financial statements.

                                              F-3


                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                       Development Stage Companies
                             CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                                             Period From
                                                                                           March 7, 1994
                                                                                     (Commencement of Development
                                                                                           Stage Activities) to
                                                    Year Ended December 31,                  December 31,
                                                    ________________________
                                                         1997             1996                1997
                                                    _____________       ________         ______________

SERVICE REVENUES                                        $ 25,863             $ -             $ 25,863
                                                        _________        ________            _________
EXPENSES:
   Cost of services                                       24,992                -              24,992
   General and administrative                          1,318,203          819,205           2,675,899
   Depreciation and amortization                         217,386           97,721             333,894
   Interest expense, net                                  55,407          134,277             226,206
                                                       _________        __________         ___________
                                                       1,615,988        1,051,203           3,260,991
                                                       __________       ___________        ___________
NET LOSS INCURRED DURING THE
   DEVELOPMENT STAGE                                 $(1,590,125)    $ (1,051,203)        $(3,235,128)
                                                     ============     =============      ==============
BASIC AND DILUTED LOSS
 PER COMMON SHARE                                        $ (0.39)         $ (0.36)            $ (1.19)
                                                     =============     =============      ==============
WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES OUTSTANDING                           4,121,000        2,904,000           2,725,000
                                                     =============      ============      ==============

See accompanying notes to consolidated financial statements.

                                  F-4

                        GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                     Development Stage Companies

  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                            Deficit
                                                                          Accumulated
                                                            Additional     During the
                                           Common Stock       Paid-in     Development
                                       Shares     Par Value    Capital          Stage        Total
                                       ______     _________   _________   _____________     ________
BALANCES, DECEMBER 31, 1995
 (Note 1)                             2,804,866      $ 280      $ 18,639     $ (593,800)   $ (574,881)

YEAR ENDED DECEMBER 31, 1996:
    Issuance of common stock -
      For cash at $2 per share           55,000          6       109,994              -       110,000
      For conversion of stockholder
        note into common stock          420,728         42         6,661              -         6,703
    Contribution to capital by
      stockholder/officer                     -          -        76,700              -        76,700
    Issuance of warrants, less
      related costs                           -          -        10,350              -        10,350
    Common stock (15,000 shares)
      transferred to certain
      employees by a stockholder
      in consideration of services
      rendered at $2 per share               -          -         30,000             -         30,000
    Net loss                                 -          -             -      (1,051,203)   (1,051,203)
                                       __________    _______    _________   ____________   ___________

BALANCES, DECEMBER 31, 1996            3,280,594        328      252,344     (1,645,003)   (1,392,331)

YEAR ENDED DECEMBER 31, 1997:
    Contribution to capital by
      stockholder/officer                     -          -       128,700              -       128,700
    Proceeds from public offering
      of common stock at $5 per
      share and warrants, less
      related costs                    1,035,000       103     4,507,812              -     4,507,915
    Conversion of convertible
      notes into common stock             15,000         2        29,998              -        30,000
    Issuance of common stock
      at $.60 per share upon
      exercise of option                 25,000          3        14,997              -        15,000
    Net loss                                 -          -             -      (1,590,125)   (1,590,125)
                                       __________     ______    _________     __________   ___________

BALANCES, DECEMBER 31, 1997            4,355,594     $ 436     $4,933,851    $(3,235,128)  $1,699,159
                                      ==========     ======    ==========    ===========   ===========


See accompanying notes to consolidated financial statements.
                                                 F-5



                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                  Development Stage Companies
                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                    Period From
                                                                                   March 7, 1994
                                                                                   (Commencement
                                                                                   of Development
                                                                                   Stage Activities)
                                                            Year Ended December 31,to December 31,
                                                               1997         1996             1997
                                                            _________    ___________    ____________
CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                $(1,590,125) $(1,051,203)  $(3,235,128)
    Adjustments to reconcile net loss to net
      cash flows from operating activities:
      Depreciation and amortization                           217,387       97,721        333,894
      Contribution to capital of services rendered                  -       30,000         49,600
      Changes in operating assets and liabilities:
        Accounts receivable                                    (8,784)           -         (8,784)
        Prepaid expenses                                       (4,286)        (378)        (5,367)
        Deposits and other                                      3,241      (38,162)       (62,323)
        Accounts payable and accrued expenses                (147,669)     365,630        339,982
                                                           ____________    _________   ___________
         Net cash flows from operating activities          (1,530,236)    (596,392)    (2,588,126)
                                                           ____________    __________  ___________
CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of equipment and software                      (457,202)    (327,999)    (1,104,975)
    Acquisition of Prosoft, Inc.                              (34,602)          -         (34,602)
                                                           ___________    _________    ___________
         Net cash flows from investing activities            (491,804)    (327,999)    (1,139,577)
                                                           ___________    __________   ____________
CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from long-term debt                                5,000            -          5,000
    Payments on long-term debt                                (78,340)           -        (78,340)
    Proceeds from public offering of common
      stock and warrants net of deferred offering costs     4,661,125     (153,210)     4,507,915
    Conversion of convertible notes payable
      to common stock                                          30,000            -         30,000
    Issuance of common stock upon exercise of option           15,000            -         15,000
    Loans and advances from related parties                   (29,652)      10,526              -
    Proceeds from issuance of notes payable                         -      305,000        955,000
    Payments under computer equipment leases                        -      (53,352)       (63,076)
    Proceeds from sale and lease-back                               -      150,162        294,644
    Proceeds on payments of convertible notes                 (30,000)      30,000              -
    Proceeds from sale of common stock                              -      110,000        110,000
    Contribution to capital - stockholder/officer             128,700       76,700        205,400
    Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                      -      517,500        517,500
    Payments on 10% promissory notes and related
      warrants                                               (563,500)          -        (563,500)
                                                            __________     ________     ___________

         Net cash flows from financing activities           4,138,333      993,326      5,935,543
                                                            __________     ________     _________

NET CHANGE IN CASH AND EQUIVALENTS                          2,116,293       68,935      2,207,841
CASH AND EQUIVALENTS, BEGINNING OF YEAR                        91,548       22,613             -
                                                           ___________    __________  ___________

CASH AND EQUIVALENTS, END OF YEAR                          $2,207,841     $ 91,548    $ 2,207,841
                                                           __________     _________   ___________
SUPPLEMENTAL CASH FLOW INFORMATION:
    Interest paid                                            $ 94,822     $ 37,250      $ 140,498
                                                           __________     _________   ___________

    Net liabilities assumed in reverse acquisition               $ -          $ -        $ 14,087
                                                           ___________    _________   ____________
    Conversion of related party debt into common
      stock                                                      $ -       $ 6,703       $ 20,109
                                                           ___________    _________   ____________

See accompanying notes to consolidated financial statements.

                             F-6

        GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                     Development Stage Companies

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS






Note 1      History of the Company, Nature of the Business and Summary of
             Significant
                Accounting Policies:

History of the Company and Nature of the Business - Genisys Reservation Systems, Inc. (the "Company"), formerly Robotic Lasers, Inc., changed to its current name in July 1996. On August 11, 1995, the Company acquired Corporate Travel Link, Inc. ("Travel Link") a development stage company, by issuing 1,682,924 shares of its restricted common stock in exchange for all of the then issued and outstanding shares of common stock of Travel Link. For accounting purposes, the share exchange transaction and combination of Travel Link with the Company has been treated as a reverse acquisition by, and a recapitalization of, Travel Link. The net assets of the Company of $(14,000) consisted primarily of accounts payable. The previous historical financial statements of the Company are no longer reported and the financial statements of Travel Link (since its formation in March 1994) are now reported as the historical consolidated financial statements of the Company and its subsidiaries.

Although planned principal operations have commenced, revenues to date have not been significant; accordingly, the Company and its subsidiaries continue to be in the development stage. The Company has developed a computerized limousine reservation and payment system for the business traveler. The Company anticipates that the proprietary software will enable a system of limousine reservations to be completely computerized and operate without human intervention, except for the initial inputting of travel information.

In June 1997, the Company acquired 80% of the outstanding common stock of Prosoft, Inc. ("Prosoft") for an aggregate purchase price of $34,602. This transaction has been accounted for as purchase and is included in the Company's consolidated financial statements as of the date of acquisition. The assets acquired consist principally of equipment. Pro forma results assuming the acquisition had occurred as of January 1,1996 have not been presented as the acquisition was not deemed significant.

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

             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                Development Stage Companies

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Travel Link and Prosoft. All significant intercompany transactions and accounts have been eliminated in consolidation.

Financial Instruments - Financial instruments include cash and equivalents, other assets, accounts payable, accrued expenses and long-term debt. The amounts reported for financial instruments are considered to be reasonable approximations of their fair values, based on market information available to management.

Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Concentration of Credit Risk - The Company maintains its cash balances in several financial institutions. The accounts at each institution are insured by the Federal Deposit Insurance Corporation up to $100,000. At December 31,1997, the Company had no uninsured cash balances, as approximately $2,125,000 was invested in an insured money market fund.

Property and Equipment - Property and equipment is stated at cost and depreciated using the straight-line method over an estimated useful life of 5 years.

Computer Software Costs Relating to Reservation and Payment Systems - The Company capitalizes the direct costs of materials and services and interest consumed in the development of the Genisys Reservation and Payment System. Such costs are being amortized on a straight-line basis over three years, subject to periodic evaluation for impairment. It is reasonably possible that the remaining economic life of these systems will be reduced significantly in the near term due to competitive developments. As a result, the carrying amounts of the Genisys Reservation and Payment System may be reduced materially in the near term.

The Company believes that Statement of Position 98-1, expected to be issued in March 1998, will have no material effect on its financial statements, as the policies presently being used by the Company substantially conform to the related Exposure Draft.

Debt Discount and Debt Issue Costs - Costs related to the issuance of debt are capitalized and amortized over the term of the related debt as an adjustment to interest expense.

                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                              Development Stage Companies
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





Income Taxes - Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

Stock Based Compensation - Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation," ("FAS 123") encourages, but does not require companies to record compensation cost at fair value for stock- based employee compensation plans. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related Interpretations. Accordingly, compensation cost for options granted by the Company is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. Since the exercise price equaled or exceeded the estimated fair value of the underlying shares at the date of grant, no compensation was recognized in 1997 and 1996.

Had compensation cost been based upon the fair value of the option on the date of grant, as prescribed by FAS 123, the Company's proforma net loss and net loss per share would have been approximately $(2,801,000) ($.68 per share) in 1997 and approximately $(1,086,000) ($.37 per share) in 1996. The fair value of the options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, respectively: risk-free interest rates of 5.0%, dividend yield of 0.0% volatility factor equal to 59.2% and an expected life equaling the options exercise periods.

Net Loss Per Common Share - As of December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 128 "Earnings Per share" which had no effect on loss per share as previously reported. Basic loss per share is based upon the weighted average number of outstanding common shares. The shares issuable upon the exercise of outstanding warrants and options or upon conversion of outstanding debt have been excluded since the effect would be antidilutive, due to net losses for all periods presented; accordingly, diluted loss per share is the same as basic loss per share for all periods reported.

Note 2 Operating and Liquidity Difficulties and Management's Plans to Overcome:

The accompanying financial statements of the Company have been presented on the basis that it is a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has reported net losses since inception and expects to incur additional

                          GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                   DEVELOPMENT STAGE COMPANIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

operating losses over the next several quarters. The Company has also experienced liquidity difficulties since inception, and in order to continue the marketing and sales efforts of the Company's reservation and payment system may need additional financing. The Company has financed its operations since inception with the proceeds from the issuance of long-term debt and more recently, with the proceeds from its public offering and loans from a related party.

Since inception, the operations of the Company have been limited to market research and developing a software and hardware system for computerizing the limousine reservation and payment system. The development of both the reservation and payment systems have been completed and the Company has commenced generating limited revenues. No assurance can be given that the Company's reservation and payment system will achieve commercial feasibility.

The Company's working capital and its capital requirements will depend upon numerous factors, including, without limitation, the progress of the Company's system modifications, competition, industry technological advances and the ability of the Company to market its limousine reservation system. The Company will require additional significant financing to market the system, cover anticipated losses and sustain operations in 1998 and beyond and, in addition, to satisfy the repayment of long-term debt. There can be no assurance that the financing needed for attaining commercial viability of the Company's reservation and payment system will be obtained. If the Company is unable to raise sufficient capital, it will delay and could prevent the Company's ability to bring the reservation and payment systems to market.

Although management believes that the Company has sufficient resources to provide for its planned operations over the next twelve months, there can be no assurance that its resources will be adequate for this period.

Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein for additional information.

Note 3      Property and Equipment:

Property and equipment at December 31, 1997 and 1996 are summarized as follows:

                                                December 31,
                                               1997        1996
                                             _________    _______

            Computer equipment               $349,075     $296,009
            Furniture and fixtures             46,392        4,378
                                             _________    _________

                                              395,467      300,387
            Less: Accumulated depreciation    133,824       65,102
                                             _________     ________

                                             $ 261,643     $235,285
                                             =========     ========

                          GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                   DEVELOPMENT STAGE COMPANIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 4      Long-term Debt:

Notes Payable - Stockholder - A Term Promissory Note in the principal amount of $475,000 and an additional Term Promissory Note in the principal amount of $237,500 have been modified. Such Notes provide for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and unless previously converted, the principal amount of each note is to be repaid in twelve quarterly installments, commencing September 1, 1998, or on such earlier date as such notes provide. The notes and the unpaid interest accrued thereon, are convertible at the sole option of the holder into shares of Series A Preferred Stock of the Company at a conversion price of $2.125 per share.

The Term Promissory Note in the amount of $25,000 and an additional Note in the amount of $12,500 issued in December 1995 and discussed below have been modified. Such notes provide for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and unless previously converted the principal amount of each note is to be repaid in twelve equal quarterly installments, commencing September 1, 1998, or on such earlier date as such notes provide. The notes are convertible at the sole option of the holder into an aggregate of 400,000 common shares of the Company.

Total borrowings from the stockholder totalled $750,000 at December 31, 1997 and 1996 and accrued interest was $140,594 and $94,003, respectively. The Company has not paid any interest under these loan agreements to date.

Notes Payable - Related Party - During November and December 1996, the Company and Loeb Holding Corporation signed four eighteen (18) month Promissory Notes whereby Loeb Holding Corporation loaned the Company the sums of $75,000, $30,000, $10,000 and $95,000 (totalling $210,000). The Promissory Notes which have been modified and bear interest at 10% mature on September 1, 1998. The Promissory Notes and any unpaid interest accrued thereon, are convertible at the sole option of the holder into shares of Series A Preferred Stock of the Company at a conversion price of $2.125 per share.

Capital Leases - In September 1995, January 1996 and December 1996, the Company entered into sale and lease-back arrangements whereby the Company sold the bulk of its computer hardware and commercially purchased software to a lessor for amounts totalling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. The net book value of capitalized equipment at December 31, 1997 and 1996 is approximately

            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                      Development Stage Companies
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  $230,000 and $220,000, respectively.  The obligations under these leases at
                December 31, 1997 are summarized as follows:


                                                                                   Imputed
                                                                                   Interest
                                    Description                                     Rate
                                    ____________                                   _______

                Capital leases payable in monthly installments
                   totalling $10,276 through various expiration                     25.4%
                   dates, collateralized by the computer                             to
                   equipment and software                                           26.6%              $186,438
                Less: Amount representing interest                                                       39,085
                                                                                                       _________

                Present value of minimum lease payments                                                 147,353
                Less: Current maturities                                                                 81,957
                                                                                                       _________

                                                                                                        $65,396
                                                                                                        ========

                Summary of long-term debt:


                                                                                      December 31,

                                                                                      1997               1996
                                                                                      _____              _____
                Notes payable - stockholder, less unamortized
                 debt discount of $9,654 and $15,529 in 1997
                 and 1996, respectively                                            $740,346           $734,471
                Notes payable - related party                                       210,000            205,000
                Capital leases                                                      147,353            231,568
                                                                                  __________         __________
                                                                                  1,097,699          1,171,039
                Less:  Current maturities                                           514,957            161,282
                                                                                  __________        ___________
                                                                                   $582,742         $1,009,757
                                                                                  ==========        ===========

                Long-term debt matures as follows:


                     Year Ending December 31,
                     ________________________
                               1998                                               $514,957
                               1999                                                295,552
                               2000                                                224,815
                               2001                                                 62,375
                                                                                ___________
                                                                                $1,097,699
                                                                                ===========

Note 5     Income Taxes:

Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from net operating loss carryforwards and results in a deferred tax asset of approximately $1,300,000 at December 31, 1997.

                          GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                   DEVELOPMENT STAGE COMPANIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, and it being a development stage company, that a full valuation allowance is appropriate at December 31, 1997.

A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:

                                               Year Ended December 31,
                                              1997                1996
                                             _________       ___________
Computed tax benefit on net loss at
federal statutory rate                       $(550,000)           $(347,000)
State income tax benefit, net of federal
income tax effect                             (100,000)             (61,000)
Tax effect of net operating losses not
currently usable                               650,000              408,000
                                             __________           __________
Provision (benefit) for income taxes          $   -                $    -
                                             ===========         ============

At December 31, 1997, the Company had net operating loss carryforwards of approximately $3,300,000 expiring through 2012.

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

Note 6     Stockholders' Equity:

Preferred Stock - The Company's Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock. On March 10, 1998, the Board of Directors designated 706,000 shares of Series A Preferred Stock which are convertible, in whole or in part, into fully paid and nonassessable Common Shares on a one-for-one basis at the option of the respective holders thereof. The Series A Preferred Stock is not entitled to the payment of dividends. The Company, at its sole option, has the right to redeem all or, from time to time, any number of the then outstanding shares of Series A Preferred Stock at a redemption price of $2.125 per share plus a 10% per year increase in the redemption rate.

              GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                  Development Stage Companies

                        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





The Board of Directors is authorized to issue additional shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation.

In March 1998, the holder of the notes converted $400,000 of the principal amount of such notes into 188,235 shares of the Series A Preferred Stock of the Company.

The following schedule gives the pro forma effects to the December 31, 1997 consolidated balance sheet as if the March 1998 conversion had occurred as of that date:



Current maturities of long-term debt                                   $114,957
Long-term debt, less current maturities                                 582,742
Total liabilities                                                     1,053,707
Preferred stock                                                         400,000
Total Stockholders' Equity                                            2,099,159


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

Public Offering - On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of common stock, 1,725,000
Class A Redeemable Warrants and 1,035,000 Class B Redeemable Warrants. Each redeemable warrant is exercisable for a period of 48 months, commencing September 20, 1997 and entitles the holder to acquire one share of common stock at $5.75 (Class A) or $6.75 (Class B) per share. Commencing March 20, 1998, the Company will have the right at any time to redeem all, but not less than all, of the Class A or Class B warrants at a price equal to $.20 per Class A warrant and $.10 per Class B warrant, provided that the closing bid price of the common stock equals or exceeds $6.25 (Class A) or $7.25 (Class B) per share for any twenty trading days within a period of thirty consecutive trading days ending on the fifth trading day prior to the date of the notice of redemption.

Stock Splits - In July 1996, the Company's stockholders approved a one for two reverse stock split which has been retroactively reflected in the accompanying consolidated financial statements.

                           GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                   DEVELOPMENT STAGE COMPANIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Private Offering - Pursuant to a private offering totalling $575,000, the Company issued 11.5 units to various unrelated parties in May and June 1996. Each $50,000 unit consists of a $49,000 three-year promissory note (bearing interest at 10% per annum) and a Class A redeemable common stock purchase warrant valued at $1,000 per unit. Each warrant entitles the holder to purchase 25,000 shares of the Company's common stock at $5.75 per share resulting in Class A Redeemable Warrants to purchase 287,500 shares of the Company's common stock being issued.

Cancellation of Shares - In August 1996, the Company gave notice to a former officer and director of the Company that it was cancelling the 333,216 shares of its common stock which had been issued to the former officer in connection with services to be provided at the inception of Travel Link. Such cancellation relates to various claims made by the Company against the former officer and failure to provide services to the Company. The former officer has contested the attempt by the Company to cancel his shares. Pending return of the shares, they are considered outstanding for all periods presented herein. (See Note 7 for information concerning litigation commenced by the former officer.)

                Warrants and Options:

Non-incentive Options - In August 1995, the Company granted an option to purchase 25,000 shares of its common stock to an officer, exercisable at $.60 per share through August 2000. In November 1995, the Company granted an option to purchase 35,000 shares of its common stock to the same officer exercisable at $2 per share through November 2001.

In connection with the leases described in Note 4, the Company granted to the lessor warrants to purchase a 22,098 shares of common stock at an exercise price of $2 per share.

In May 1997, the Company granted to each of the two minority owners of Prosoft, non-incentive stock options to purchase 40,000 shares of common stock. The options expire five years from the date of grant and are immediately exercisable at $8.625. In December 1997, the Company's Board of Directors resolved to modify the options to purchase 80,000 shares of the Company's common stock granted in May 1997 to an exercise price of $6.00 per share with three year vesting through September 2000. On May 29, 1997, an officer of the Company exercised options for 25,000 shares of common stock at $.60 per shares, resulting in total proceeds of $15,000.

                      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                               Development Stage Companies

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Incentive Options - Effective May 12, 1997, the Company's Board of Directors approved the Genisys Reservation Systems, Inc. 1997 Stock Incentive Plan, (the "Plan"). Information on incentive stock options activity for this Plan for the year ended December 31, 1997 is as follows:
                                                                    Weighted -
                                                  Shares            Average
                                                  Under             Exercise
                                                  Option            Price
                                                  ______            ________

            Balance, beginning of year              -               $   -
                    Options granted               374,000             6.14
                    Options exercised                -                  -
                    Options cancelled                -                  -
                                                  ________          ________
                    Balance, end of year          374,000            $6.14
                                                  ========          ========
            Options exercisable, end of year      374,000            $6.14
                                                  ========          ========

Contribution to Capital - During the year ended December 31, 1996, in order to raise additional working capital, the Company's former President sold 37,600 shares of restricted common stock of the Company owned by him to nineteen unaffiliated third parties at prices ranging from $2.00 to $2.50 per share for total proceeds of $76,700. Such proceeds were remitted to the Company in the form of a capital contribution.

In February 1997, the former President of the Company sold shares of the Company's restricted common stock owned by him and simultaneously remitted the proceeds of $19,700 to the Company in the form of a capital contribution. The Company's former Executive Vice President, using his own shares of restricted common stock of the Company, has reimbursed the Company's former President for one-half of the number of shares he sold.

On July 28, 1997, the Company's former President and former Executive Vice-President each contributed 14,553 shares of the Company's common stock, valued at a total of $109,000, to Prosoft for payment for computer software design and other consulting services provided to the Company. The Company has agreed to issue an equal number of new shares of restricted common stock to such stockholders in six equal installments, if the Company meets certain performance criteria on six specified dates.

                     GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                  Development Stage Companies

                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 7     Commitments and Contingencies:

Leases - The Company leases its administrative facilities under a five-year lease expiring in March 2002. The lease provides for annual rent of approximately $45,000. The Company also has an office lease expiring in November 2002 which provides for annual rent of approximately $23,500.

Rent expense totalled $52,900 and $26,000 for the year ended December 31, 1997 and 1996, respectively.

Consulting Agreements - The Company entered into a consulting agreement in October 1996 with a director, who formerly served as the Company's Executive Vice-President. The agreement provides for monthly consulting fees of $6,500 through February 1997 and $8,400 per month thereafter, until modified by the Company. Fees during 1997 and 1996 pursuant to this agreement totalled $97,000 and $16,000, respectively. The consulting agreement was terminated by mutual agreement on May 1, 1997, at which time the former officer resumed his employment with the Company.

In September 1995, the Company entered into a three year consulting agreement with an investment banking firm whose managing director is a stockholder and the Chairman of the Board of Directors of the Company. The agreement provides for a consulting fee of $3,000 per month and has been extended by the Company for an additional three year period. Accrued consulting fees for the investment banking firm were $3,000 and $36,000 at December 31, 1997 and 1996, respectively. Also included in accrued consulting fees in 1996 is $49,500 of fees for consulting services provided to the Company by its current Chief Financial Officer.

Contingencies - On February 20, 1997, two individuals filed an action against the Company and Travel Link in the Superior Court of New Jersey seeking, among other things, damages in the amount of 8% of any financing secured by Travel Link resulting from the Plaintiff's efforts as well as 5% of the Company's Common Stock allegedly due for services rendered in connection with the Company's acquisition of Travel Link in 1995. The claim for monetary damages is based upon an alleged written agreement between Travel Link and plaintiffs, while the claim for the shares of the Company's Common Stock is based upon alleged oral representations and promises made by a former officer of Travel Link. Management believes that the plaintiffs have not introduced any financing to the Company and intends to vigorously defend the action. On March 4, 1998
Travel Link filed an application with the Court to assert a claim for indemnification against the two individuals, two former directors and officers of Travel Link and the Company, and a current director and employee of the Company and Travel Link, based upon a 1995 agreement whereby such individuals agreed to hold Loeb Holding Corporation and Travel Link harmless and to indemnify them from any and all claims or liabilities for brokerage commissions

                          GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                   DEVELOPMENT STAGE COMPANIES
                           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


or finder's fees incurred by reason of any action taken by it or them, including the claims of the plaintiffs in this action. No assurances can be given that the Company will prevail in this matter.

On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies, and various related and unrelated parties seeking among other things a declaratory judgment that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided (see
Note 6) and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.

On December 23, 1997, an individual filed an action in the Superior Court of New Jersey against the Company and the former President of the Company, alleging that the former President of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer.

                                SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENISYS RESERVATION SYSTEMS, INC.



March 30, 1998                       By:  /s/ Lawrence E. Burk
                                          President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Lawrence E. Burk      President, Chief Executive
                          Officer, and Director           March 30,  1998
Lawrence E. Burk



/s/ John H. Wasko         Secretary, Treasurer,
                           Chief Financial                March 30, 1998
John H. Wasko             Officer and Director



/s/ Warren D. Bagagtelle     Chairman and Director        March 30, 1998
Warren D. Bagatelle



/s/ Mark A. Kenny            Director                     March 30, 1998
Mark A. Kenny



/s/ David W. Sass            Director                    March 30, 1998
David W. Sass



/s/ S. Charles Tabak      Director                       March 30, 1998
S. Charles Tabak