Form 10QSB
period 1998-03-31
GENISYS RESERVATION SYSTEMS INC
filed 1998-05-15
CIK 827100

1

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

                     (For the Quarter ended March 31, 1998)

                         Commission File Number 1-12689

                           Genisys Reservation Systems, Inc. And
                                  Subsidiaries
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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer=s classes of common equity, as of the latest practicable date: As of March 31, 1998: 4,735,594 shares of Common Stock (as adjusted for stock split)

            Transitional Small Business Disclosure Format (check one)

                                    Yes X No



               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                     Development Stage Companies
                     CONSOLIDATED BALANCE SHEETS

                                                                       March                     December
                                                                       31, 1998                  31, 1997
                                                                       (unaudited)
                                                     ASSETS

CURRENT ASSETS
        Cash and cash equivalents                                      $ 1,634,396             $2,207,841
        Accounts receivable                                                  9,779                  8,784
     Prepaid Expenses                                                       19,097                  5,127
                                                                       -----------             -----------
         Total Current Assets                                            1,663,272              2,221,752

EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION                                                        257,073                261,643

OTHER ASSETS
       Computer software costs, less accumulated
            amortization                                                    587,725                581,193
       Debt issue costs, less accumulated amortization                       21,913                 26,609
       Deposits and Other                                                    61,609                 61,669
                                                                            --------              --------
                                                                            671,247                669,471
                                                                         -----------          ------------
                                                                         $2,591,592           $  3,152,866
                                                                         ===========          ============
                   LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)

CURRENT LIABILITIES:
      Current maturities of long-term debt                             $    109,843            $   114,957
      Accounts payable and accrued expenses                                 151,627                189,712
      Accrued interest payable - related parties                            174,533                163,296
      Accrued consulting fees - related parties                               3,000                  3,000
                                                                       -------------            -----------
         Total current liabilities                                          439,003                470,965

LONG-TERM DEBT:
     Long-term debt, less current maturities                                126,894                982,742
                                                                        ------------             -----------
         Total Liabilities                                                  565,897              1,453,707
                                                                        -------------            ----------
COMMITMENTS:
STOCKHOLDERS EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 Par Value: 25,000,000
          Shares Authorized;  Series A Preferred Stock, 706,000
          Shares authorized; 381,177 Issued and Outstanding                     38
      Common Stock, $.0001 Par Value; 75,000,000
           Shares Authorized; 4,755,594
           Shares Issued and Outstanding                                       476                    436
      Additional Paid in Capital                                         5,781,273              4,933,851
      Deficit Accumulated During the Developmental Stage                (3,756,092)            (3,235,128)
                                                                        -----------            -----------

Total Stockholders Equity                                                 2,025,695             1,699,159
                                                                        -----------            -----------
                                                                         $2,591,592            $ 3,152,866
                                                                         ==========            ===========

                               See Accompanying Notes to Financial Statements

               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                           DEVELOPMENT STAGE COMPANIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                             Period From
                                                                                                 March 7, 1994
                                                                                                (Commencement of
                                                             Three Months Ended                  Development  Stage
                                                       March 31           March 31               Activities ) to
                                                           1998              1997                  March 31, 1998


SERVICE REVENUE                                       $    14,821       $     --                  $      40,684
                                                      ------------      --------------            ---------------


EXPENSES:
         Cost of Service                                   19,665              ---                       44,657
         General and Administrative                       412,761           215,017                   3,088,660
               Depreciation and Amortization               96,032            31,872                     429,926
               Interest Expense, net                        7,327            46,818                     228,571
                                                         ---------          --------                  ----------
                                                          535,785           293,707                   3,791,814
                                                        ----------        -----------               ------------
NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                              ($520,964)        ($293,707)                ($3,751,130)
                                                     =============      ============                ============
BASIC AND DILUTED LOSS PER                           ($    .12   )     ($      .09  )               ($ 1.33    )
     COMMON SHARE                                    =============     ==============               =============


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                          4,378,927         3,420,594                    2,825,616
                                                     =============       ===========                 ===========



                 See Accompanying Notes to Financial Statements

               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                           DEVELOPMENT STAGE COMPANIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                               STOCKHOLDERS EQUITY
                                   (Unaudited)



                                                                                                  Deficit
                                                                                                  Accumulated
                                                                                Additional        During the
                                  Common Stock      Series A Preferred Stock    Paid-In           Development
                                  Shares  Par Value   Shares   Par Value        Capital           Stage             Total


BALANCE - DECEMBER 31, 1997      4,355,594   $436       ---        ---           $4,933,851     ($3,235,128)      $1,699,159

CONVERSION OF LONG-TERM
DEBT INTO SERIES A PREFERRED
STOCK AT $2.125 PER SHARE            ---      ---      381,177     $38              809,962           ---           810,000

CONVERSION OF NOTES PAYABLE
INTO COMMON STOCK AT
$0.09375 PER SHARE               400,000      40       ---         ---              37,460            ---           37,500

NET LOSS                           ---        ---      ---         ---               ------       (520,964)       (520,964)
                               ------------ ------- -----------  ----------      -------------   ----------      -----------

BALANCE AT MARCH 31, 1998      4,735,594    $476      381,177      $38           $5,781,273     ($3,756,092)     $2,025,695
                               =========    ====      =======      ====          ==========     ============     ==========


                 See Accompanying Notes to Financial Statements

                                                          GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                                  Development Stage Companies
                                                                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                               (UNAUDITED)
                                                                                                        Period From
                                                                                                      March 7, 1994
                                                                                                     (Commencement of
                                                                                                     Development Stage
                                                          Three Months Ended   Three Months Ended    Activities to
                                                            March 31,1998         March 31,1997       March 31, 1998
                                                          -------------------  --------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    $(520,964)        $ (293,707)           $(3,756,092)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Depreciation and amoritization                              96,032             31,872                429,926
      Contribution to capital of services rendered                   0                  0                   49,600
      Changes in operating assets and liabilities:
        Accounts receivable                                        (995)                0                   (9,779)
        Prepaid expenses                                        (13,970)              (154)                (19,337)
        Deposits and other                                        0                     0                  (62,323)
        Accounts payable and accrued expenses                   (26,848)           351,736                 313,134
                                                          -------------------  --------------------  -------------------

          Net cash flows from operating acctivities            (466,745)            89,747              (3,054,871)
                                                          -------------------  --------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                          (93,238)            (37,039)            (1,198,212)
   Acquisition of Prosoft, Inc.                                   0                     0                  (34,602)
                                                          -------------------  --------------------  -------------------

           Net cash flows from investing activities              (93,238)           (37,039)            (1,232,814)
                                                          -------------------  --------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                    9,093                0                   14,093
   Payments on long-term debt                                   (847,500)            (65,000)             (925,840)
   Proceeds from public offering of common stock
       and warrants net of deffered offering costs                0                 4,512,291             4,507,915
   Conversion of convertible notes payable
       to common stock                                           37,500                  0                    67,500
   Conversion of long-term debt to Series A
       Preferred Stock                                          810,000                  0                   810,000
   Issuance of common stock upon exercise of option               0                      0                    15,000
   Loans and advances from related parties                        0                     6,500                    0
   Proceeds from issuance of notes payable                        0                    70,000                955,000
   Payments under computer equipment leases                     (22,555)               (9,195)               (85,631)
   Proceeds from sale and lease-back                              0                     0                    294,644
   Proceeds on Payments of convertible notes                      0                     0                      0
   Proceeds from sale of common stock                             0                     0                    110,000
   Contribution to capital - stockholder/officer                  0                    19,700                205,400
   Proceeds from issuance of 10% promissory notes                 0
      and related warrants, less related costs                    0                     0                    517,500
   Payments on 10% promissory notes and related                   0
      warrants                                                    0                     0                   (563,500)
                                                           -------------------  -------------------    -----------------
          Net cash flows from financing activities            (13,462)             4,534,296               5,922,081
                                                          -------------------  --------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                           (573,445)             4,587,004               1,634,396
CASH AND EQUIVALENTS, BEGINNING OF YEAR                     2,207,841                 91,548                    0
                                                          -------------------  --------------------  -------------------

CASH AND EQUIVALENTS, END OF PERIOD                       $ 1,634,396            $ 4,678,552           $   1,634,398
                                                          -------------------  --------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                          $   13,506             $      537            $     154,004
                                                          -------------------  --------------------  -------------------

   Net liabilities assumed in reverse acquisition         $       -             $     -                $      14,087
                                                          -------------------  --------------------  -------------------

   Conversion of related party debt to common stock       $        -            $     -                $      20,109
                                                          -------------------  --------------------  -------------------
   Conversion of long-term debt to Series A Preferred
       Stock                                              $      847,500        $     -                $     847,500
                                                          -------------------  --------------------  -------------------
   Conversion of notes payable to common stock            $       37,500        $     -                $      37,500
                                                          -------------------  --------------------  -------------------
                                                          See Accompanying Notes to Financial Statements

               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                           DEVELOPMENT STAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

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

Note 3            Stockholders Equity

Preferred Stock - The Company's Certificate of Incorporation authorizes the issuance of up to 25,000,000 shares of Preferred Stock. On March 10, 1998, the Board of Directors designated 706,000 shares of Series A Preferred Stock which are convertible, in whole or in part, into fully paid and nonassessable Common Shares on a one-for-one basis at the option of the respective holders thereof. Holders of Series A Preferred Stock are entitled to receive dividends on a pari passu basis with the holders of the Company's Common Stock. The Company, at its sole option, has the right to redeem all or, from time to time, any number of the then outstanding shares of Series A Preferred Stock at a redemption price of $2.125 per share plus a 10% per year increase in the redemption rate.

                  In March 1998, the holder of two Term Promissory Convertible Notes in the principal amounts of $475,000 and $237,500 converted $400,000 of the principal amount of the former note and $200,000 of the principal amount of the latter note into 188,235 shares and 94,118 shares respectively of the Series A Preferred Stock of the Company at a price of $2.125 per share.

                  In March 1998, the holder of four eighteen month Convertible Promissory Notes aggregating $210,000, converted the total principal amount of the four notes ($210,000) into 98,824 shares of the Series A Preferred Stock of the Company at a price of $2.125 per share.

Note 4            Contingencies

                  On February 20, 1997, two individuals filed an action against the Company and Corporate Travel Link ("Travel Link") in the Superior Court of New Jersey seeking, among other things, damages in the amount of 8% of any financing secured by Travel Link resulting from plaintiffs efforts and as well as 5% of the Company=s Common Stock allegedly due for services rendered in connection with the Company=s acquisition of Travel Link in 1995. The claim for monetary damages is based upon an alleged written agreement between Travel Link and plaintiffs, while the claim for the shares of the Company=s Common Stock is based upon alleged oral representations and promises made by a former officer of Travel Link. The Company believes that the plaintiff=s claim are without merit and intends to vigorously defend the action and to assert numerous defenses in its answer. On March 4, 1998, Travel Link filed an application with the Court to assert a claim for indemnification against Joseph Cutrona and Steven Pollan, two former directors and officers of Travel Link and the Company and, Mark A. Kenny, currently a director and employee of the Company and Travel Link, based upon a 1995 agreement whereby such individuals agreed to hold Loeb Holding Corporation and Travel Link harmless and to indemnify them from any and all claims or liabilities for brokerage commissions or finder's fees incurred by reason of any action taken by it or them, including the claims of the plaintiff's in this action.

                  In August 1996, the Company gave notice to one of its former officers that it was canceling the 333,216 shares of Common Stock issued to him at the inception of Corporate Travel Link, Inc. for services he was to have provided. The Company believes that the former officer never provided such services. Pending return of the shares, they are considered outstanding for all periods presented herein. On April 17, 1997, the former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies and various related and unrelated parties seeking among other things a declaratory judgment that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff=s claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.

                  On December 23, 1997, an individual filed an action in the Superior Court of New Jersey against the Company and a former officer of the Company alleging that the former officer of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same former officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                  The Company is in the development stage, and just commenced generating revenues in August 1997. The Company has been unprofitable since inception and expects to incur additional operational losses. As reflected in the accompanying financial statements, the Company has incurred losses totaling $3,756,092 since inception and at March 31, 1998, had working capital of $1,224,269.

Revenues for the three months ended March 31, 1998 were $14,821 as compared to no revenues for the three months ended March 31, 1997.The corresponding cost of service for the latter period was $19,665.

                  Selling, general and administrative expenses were $412,761 for the three months ended March 31, 1998, as compared to $215,017 during the three months ended March 31, 1997. Cost increases during the 1998 period consist of payroll and payroll related costs ($121,000), professional fees ($28,000),
                                                                       7
marketing costs ($34,000), insurance costs ($2,000), travel costs ($9,000) and other administrative costs ($40,000). Consulting fees decreased $36,000 during the 1998 period.

Liquidity and Capital Resources

                  The Company=s funds have principally been provided from Loeb Holding Corp. as escrow agent, Loeb Holding Corp., LTI Ventures Leasing Corporation, a private offering and a public offering.

                  In March 1998, the holder of two Term Promissory Convertible Notes in the principal amounts of $475,000 and $237,500 converted $400,000 of the principal amount of the former note and $200,000 of the principal amount of the latter note into 188,235 shares and 94,118 shares respectively of the Series A Preferred Stock of the Company at a price of $2.125 per share.

                  In March 1998, the holder of four eighteen month Convertible Promissory Notes aggregating $210,000, converted the total principal amount of the four notes ($210,000) into 98,824 shares of the Series A Preferred Stock of the Company at a price of $2.125 per share.

                  In March 1998, the holder of two Term Promissory Convertible Notes aggregating $37,500, converted the total principal amount of the notes ($37,500) into 400,000 shares of the Common Stock of the Company at a price of $0.09375 per share.

                  In March 31, 1998, the Company had cash of $1,634,396 and working capital of $1,224,269. Management of the Company estimates that it has sufficient resources including anticipated cash to be received from revenues, to provide for its planned operations for the next twelve months.

PART II           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  (b) Reports on Form 8-K

                  NONE


SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GENISYS RESERVATION SYSTEMS, INC.


Date: May 15, 1998                       Lawrence E. Burk
                                         President and Chief Executive Officer

Date: May 15, 1998                       John H. Wasko
                                         Secretary, Treasurer and
                                         Chief Financial Officer