Form 10QSB
period 1998-06-30
GENISYS RESERVATION SYSTEMS INC
filed 1998-07-31
CIK 827100

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

                                       (For the Quarter ended June 30, 1998)

                                          Commission File Number 1-12689

                                Genisys Reservation Systems, Inc. And
                                                   Subsidiaries

                                             _______________________
               (Exact Name of registrant as specified in its charter)

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

                                       APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1998: 6,755,594 shares of Common Stock
               Transitional Small Business Disclosure Format (check one)

                                                     Yes X No


                                                                                            June                     December
                                                                                          30, 1998                   31, 1997
                                                                                       ---------------            ---------------
                                                                                        (unaudited)

                                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                           $1,152,873                 $2,207,841
       Accounts receivable                                                                     18,721                      8,784
       Prepaid expenses                                                                        19,129                      5,127
                                                                                       ---------------            ---------------
              Total Current Assets                                                          1,190,723                  2,221,752
                                                                                       ---------------            ---------------

EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION                                                                           310,601                    261,643
                                                                                       ---------------            ---------------

OTHER ASSETS:
        Computer software costs, less accumulated
             amortization                                                                   2,035,592                    581,193
        Debit issue costs, less accumulated amortization                                       17,217                     26,609
        Deposits and Other                                                                     57,604                     61,669
        Licenses and Intellectual Property                                                  1,000,000                          -
                                                                                       ---------------            ---------------
                                                                                       ---------------            ---------------
                                                                                            3,110,413                    669,471
                                                                                       ---------------            ---------------
                                                                                       ===============            ===============
                                                                                           $4,611,737                 $3,152,866
                                                                                       ===============            ===============

LIABILITIES AND STOCKHOLDERS EQUITY (DEFICIENCY)


CURRENT LIABILITIES:
        Current maturities of long-term debt                                                 $118,379                   $114,957
        Accounts payable and accrued expenses                                                 158,552                    189,712
        Accrued interest payable - related party                                              174,475                    163,296
        Accrued consulting fees - related party                                                 9,000                      3,000
                                                                                       ---------------            ---------------
                 Total current liabilities                                                    460,406                    470,965

LONG-TERM DEBT:
         Long-term debt, less current maturities                                               98,931                    982,742
                                                                                       ---------------            ---------------

                  Total Liabilities                                                           559,337                  1,453,707
                                                                                       ---------------            ---------------

COMMITMENTS:
STOCKHOLDERS EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 par value: 25,000,000 shares
          authorized:  Series A preferred stock, 706,000
          shares authorized: 381,177  shares issued and
          outstanding                                                                              38                          -
     Common Stock, $.0001 par value; 75,000,000 shares
          authorized; 6,755,594 shares issued and
          outstanding                                                                             676                        436
      Additional paid in capital                                                            8,281,073                  4,933,851
      Deficit Accumulated During the Development Stage                                     (4,229,387)                (3,235,128)
                                                                                       ---------------            ---------------

Total Stockholders Equity                                                                   4,052,400                  1,699,159
                                                                                       ---------------            ---------------

                                                                                           $4,611,737                 $3,152,866
                                                                                       ===============            ===============

                   See Accompanying Notes to Financial Statements



                                                                                                                    From Inception
                                                    Six Months       Six Months     Three Months     Three Months    March 7, 1994
                                                      Ended           Ended            Ended           Ended           Through
                                                  June 30, 1998   June 30, 1997    June 30, 1998   June 30, 1997    June 30, 1998



            SERVICE REVENUE                        $ 29,874             $ -         $ 15,053             $ -          $55,737


            EXPENSES:
                Cost of Service                      47,214                -          27,549                -          72,206
                General and Administrative           783,843           473,238       371,081          258,221       3,459,741
                Depreciation and Amortization        196,077            64,056       100,045           32,184         529,971
                Interest Expense (Income), net        (3,001)          54,750       (10,327)           7,932         223,206
                                                    1,024,133          592,044       488,348          298,337       4,285,124

            NET (LOSS) INCURRED DURING
                 THE DEVELOPMENT STAGE             ($994,259)        ($592,044)    ($473,295)       ($298,337)    ($4,229,387)

            WEIGHTED AVERAGE NUMBER OF
                 COMMON SHARES OUTSTANDING          4,614,158        3,882,666       4,777,572        4,330,660       2,942,322


            BASIC AND DILUTED LOSS PER
                 COMMON SHARE                         ($0.22)          ($0.15)        ($0.10)          ($0.07)         ($1.44)



                                                                                     See Accompanying Notes to Financial Statements



                                                                                                            Deficit
                                                                                                           Accumulated
                                                                                            Additional     During the
                                                              Series A Preferred Stock      Paid-in        Development
                                     Shares        Par Value     Shares     Par Value       Capital           Stage          Total


BALANCE - DECEMBER 31, 1997        4,355,594        $436            -            -       $4,933,851     ($3,235,128)      $1,699,159

CONVERSION OF LONG-TERM
DEBT INTO SERIES A PREFERRED
STOCK AT $2.125 PER SHARE                -           -          381,177         38         809,962           -              810,000

CONVERSION OF NOTES PAYABLE
INTO COMMON STOCK AT
$0.09375 PER SHARE                  400,000          40            -            -           37,460           -               37,500

ISSUANCE OF COMMON STOCK
AT $1.25 PER SHARE FOR ACQUISITION
OF UNITED LEISURE INTERACTIVE       2,000,000        200           -            -        2,499,800           -            2,500,000

NET LOSS                                  -           -            -            -              -        ($994,259)        ($994,259)

BALANCE AT JUNE 30, 1998            6,755,594       $ 676      381,177         $ 38     $8,281,073    ($4,229,387)       $4,052,400


                              See Accompanying Notes to Financial Statements



                                                       GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                               Development Stage Companies
                                                               CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                           (UNAUDITED)
                                                                                                   Period From
                                                                                                 March 7, 1994
                                                                                                (Commencement of
                                                                                                Development Stage
                                                        Six Months Ended   Six Months Ended     Activities to
                                                       ------------------  -------------------
                                                         June 30,1998        June 30, 1998        June 30,1998
                                                       ------------------  -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                               $ (994,259)          $ (592,044)       $ (4,229,387)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Depreciation and amoritization                         196,077               64,056             529,971
      Contribution to capital of services rendered               -                   -                 49,600
      Changes in operating assets and liabilities
        Accounts receivable                                  (9,937)                 -                (18,721)
        Prepaid expenses                                    (14,002)             (26,575)             (19,369)
        Deposits and other                                    3,945                  -                (58,378)
        Accounts payable and accrued expenses               (13,981)            (225,077)             326,001
                                                       ------------------  -------------------  ------------------
          Net cash flows from operating acctivities        (832,157)            (779,640)          (3,420,283)
                                                       ------------------  -------------------  ------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                     (189,922)            (181,649)          (1,294,896)
   Acquisition of Prosoft, Inc.                                 -                (34,602)             (34,602)
                                                       ------------------
           Net cash flows from investing activities         (189,922)            (216,251)         (1,329,498)
                                                       ------------------  -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                9,652               70,000              14,652
   Payments on long-term debt                               (847,500)             (65,000)           (925,840)
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs               -              4,661,124           4,507,915
   Conversion of convertible notes payable
       to common stock                                        37,500                 -                 67,500
   Conversion of long-term debt to Series A
       Preferred Stock                                       810,000                 -                810,000
   Issuance of common stock upon exercise of option              -                 15,000              15,000
   Loans and advances from related parties                       -                 (9,500)                -
   Proceeds from issuance of notes payable                       -                    -               955,000
   Payments under computer equipment leases                 (42,541)              (38,972)           (105,617)
   Proceeds from sale and lease-back                             -                    -               294,644
   Proceeds from issuance of common stock                        -                    -               110,000
   Contribution to capital - stockholder/officer                 -                 19,700             205,400
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                   -                    -               517,500
   Payments on 10% promissory notes and related
      warrants                                                   -               (563,500)           (563,500)
                                                       -------------------  ------------------
          Net cash flows from financing activities           (32,889)           4,088,852           5,902,654
                                                       ------------------  -------------------  ------------------

NET CHANGE IN CASH AND EQUIVALENTS                         (1,054,968)           3,092,961           1,152,873
CASH AND EQUIVALENTS, BEGINNING OF YEAR                     2,207,841               91,548                                 -
                                                       ------------------  -------------------  ------------------
CASH AND EQUIVALENTS, END OF PERIOD                       $ 1,152,873          $ 3,184,512         $ 1,152,873
                                                       ------------------  -------------------  ------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                             $ 22,203             $ 60,463           $ 162,701
                                                       ------------------  -------------------  ------------------
   Net liabilities assumed in reverse acquisition       $        -           $      -                $ 14,087
                                                       ------------------  -------------------  ------------------
   Conversion of related party debt to common stock     $        -           $      -                $ 20,109
                                                       ------------------  -------------------  ------------------
   Conversion of long-term debt to Series A Preferred
       Stock                                                 $ 847,500       $                       $847,500
                                                       ------------------  -------------------  ------------------
   Conversion of notes payable to common stock               $  37,500       $     30,000          $   67,500
                                                       ------------------  -------------------  ------------------
    Issuance of common stock to acquire travel
        related assets                                     $ 2,500,000       $        -            $ 2,500,000
                                                       ------------------  -------------------  ------------------
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

Note 4            Asset Acquisition

As of June 30, 1998, the Company through NetCruise Interactive, Inc. (NetCruise), a wholly owned subsidiary, acquired the exclusive and worldwide rights and license for "Parallel Addressing Video Technology" for all travel related applications from a wholly owned subsidiary of United Leisure Corporation. In addition, the Company acquired all of the software, computer systems and intellectual properties related to the travel business, including the Travel Web Site called "NetCruise.com" . The Company intends to operate an internet travel agency featuring the technology and assets acquired.

The United Leisure Corporation subsidiary was issued 2,000,000 shares of the Company's restricted common stock plus two common stock purchase warrants for restricted common shares of the Company as consideration for the transaction. Both warrants are exercisable between April 1, 2002 and June 30, 2002, if NetCruise achieves certain profit levels, as defined in the purchase agreement. One warrant is exercisable for 800,000 shares at $2.50 per share and the other warrant is exercisable for 800,000 shares at $6.00 per share.

The purchase of these assets has been recorded as of the date of purchase at the total purchase price of $2,500,000 which includes $1,450,000 of computer software, $1,000,000 of licenses and intellectual properties and $50,000 of computer equipment.

Harry Shuster will become Chairman and Brian Shuster will become President of NetCruise and both will be appointed directors of the Company. Brian Shuster will be issued two warrants to purchase restricted common shares of the Company, exercisable between April 2, 2002 and June 30, 2002, if NetCruise achieves certain profit levels, as defined in the warrants. One warrant is exercisable for 200,000 shares at $2.50 per share and the other warrant is exercisable for 200,000 shares at $6.00 per share.

Note 5            Contingencies

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

In August 1996, the Company gave notice to one of its former officers that it was canceling the 333,216 shares of Common Stock issued to him at the inception of Corporate Travel Link, Inc. for services he was to have provided. The Company believes that the former officer never provided such services. Pending return of the shares, they are considered outstanding for all periods presented herein. On April 17, 1997, the former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies and various related and unrelated parties seeking among other things a declaratory judgment that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for
                                                          7
services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.

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


                                       MANAGEMENT'S DISCUSSION AND ANALYSIS
                              OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

The Company is in the development stage, and just commenced generating revenues in August 1997. The Company has been unprofitable since inception and expects to incur additional operational losses. As reflected in the accompanying financial statements, the Company has incurred losses totaling $4,229,387 since inception and at June 30, 1998, had working capital of $730,317.

Revenues for the three and six month periods ended June 30, 1998 were $15,053 and $29,874, as compared to no revenues for the 1997 periods. The corresponding cost of service for the three and six month periods ending June 30, 1998 were $27,549 and $47,214.

General and administrative expenses were $783,842 for the six months ended June 30, 1998, as compared to $473,238 during the six months ended June 30, 1997. Cost increases during the 1998 period consist of payroll and payroll related costs ($191,300), professional fees ($84,200), travel costs ($14,300), insurance costs ($8,700), marketing costs ($35,700) and other administrative costs ($35,300). Consulting costs decreased $58,900 during the 1998 period.

General and administrative expenses were $371,081 for the three months ended June 30,1998, as compared to $258,221 during the three months ended June 30, 1997. Cost increases during the 1998 period consist of payroll and payroll related costs ($70,200), professional fees ($55,800), travel costs ($4,800), insurance costs ($6,900) and marketing costs ($8,800). Cost decreases during the 1998 period consist of consulting fees ($22,000), and other administrative ($11,700).


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

On June 30, 1998, the Company through NetCruise Interactive, Inc. (NetCruise), a wholly owned subsidiary, acquired 100% of the assets of a wholly owned subsidiary of United Leisure Corporation, which was issued 2,000,000 shares of the Company's restricted common stock valued at $1.25 per share and two common stock purchase warrants for restricted common shares of the Company as consideration for the transaction. Both warrants are exercisable between April 1, 2002 and June 30, 2002, if NetCruise meets certain profit levels, as defined in the purchase agreement. One warrant is exercisable for 800,000 shares at $3 per share and the other warrant is exercisable for 800,000 shares at $6 per share. See Note 4 to the financial statements.

On June 30, 1998, the Company had cash of $1,152,873 and working capital of $730,317 Management of the Company estimates that is has resources including anticipated cash to be received from revenues, to provide for its planned operations for the next twelve months.



PART II           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  (a) Asset Purchase Agreement dated June 30, 1998
                  (b) Reports on Form 8-K

                  NONE


SIGNATURES

Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                       GENISYS RESERVATION SYSTEMS, INC.


Date_____________________                   ____________________________________
                                                     Lawrence E. Burk
                                          President and Chief Executive Officer

Date_____________________                   ____________________________________
                                                     John H. Wasko
                                                     Secretary, Treasurer and
                                                     Chief Financial Officer