Form 10QSB
period 1998-09-30
GENISYS RESERVATION SYSTEMS INC
filed 1998-11-18
CIK 827100

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

                                   (For the Quarter ended September 30, 1998)

                                              Commission File Number 1-12689

               Genisys Reservation Systems, Inc. And Subsidiaries

                                                 -----------------------
             (Exact Name of registrant as specified in its charter)

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

                                                          Yes No

                                           APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1998: 5,655,594 shares of Common Stock

                Transitional Small Business Disclosure Format (check one)

                                                         Yes X No

GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
DEVELOPMENT STAGE COMPANIES
CONSOLIDATED BALANCE SHEETS

                                                                             September          September           December
                                                                              30, 1998           30, 1998           31, 1997
                                                                           ---------------    ---------------    ---------------
                                                                             (Proforma)        (unaudited)

                                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                 $606,121           $606,121         $2,207,841
       Accounts receivable                                                         32,615             32,615              8,784
       Prepaid expenses                                                             5,029             12,448              5,127
                                                                           ---------------    ---------------    ---------------
                                                                           ---------------
              Total Current Assets                                                643,765            651,184          2,221,752
                                                                           ---------------    ---------------    ---------------

EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION                                                                74,655            285,918            261,643
                                                                           ---------------    ---------------    ---------------

INVESTMENT IN NEWCO                                                               730,287                  -                  -

OTHER ASSETS:
        Computer software costs, less accumulated
             amortization                                                       1,417,964          1,992,376            581,193
        Debt issue costs, less accumulated amortization                            12,521             12,521             26,609
        Deposits and Other                                                         56,555             56,555             61,669
        Licenses and Intellectual Property, less
             accumulated amortization                                             975,000            975,000                  -
                                                                           ---------------    ---------------    ---------------
                                                                           ---------------    ---------------    ---------------
                                                                                2,462,040          3,036,452            669,471
                                                                           ---------------    ---------------    ---------------
                                                                           ===============    ===============    ===============
                                                                               $3,910,747         $3,973,554         $3,152,866
                                                                           ===============    ===============    ===============

                                                                               LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of long-term debt                                      $48,958           $103,114           $114,957
        Accounts payable and accrued expenses                                     214,872            223,523            189,712
        Accrued interest payable - related party                                  177,006            177,006            163,296
        Accrued consulting fees - related party                                     3,000              3,000              3,000
                                                                           ---------------    ---------------    ---------------
                 Total current liabilities                                        443,836            506,643            470,965

LONG-TERM DEBT:
         Long-term debt, less current maturities                                   63,542             63,542            982,742
                                                                           ---------------    ---------------    ---------------

                  Total Liabilities                                               507,378            570,185          1,453,707
                                                                           ---------------    ---------------    ---------------

COMMITMENTS:
STOCKHOLDERS EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 par value: 25,000,000 shares
          authorized:  Series A preferred stock, 706,000
          shares authorized:1,481,777  shares issued and
          outstanding                                                                 148                148                  -
     Common Stock, $.0001 par value; 75,000,000 shares
          authorized; 5,655,594 shares and 4,355,594 shares
          issued and outstanding                                                      566                566                436
      Additional paid in capital                                                8,281,073          8,281,073          4,933,851
      Deficit Accumulated During the Development Stage                         (4,878,418)        (4,878,418)        (3,235,128)
                                                                           ---------------    ---------------    ---------------

Total Stockholders Equity                                                       3,403,369          3,403,369          1,699,159
                                                                           ---------------    ---------------    ---------------

                                                                               $3,910,747         $3,973,554         $3,152,866
                                                                           ===============    ===============    ===============

                                                               See Accompanying Notes to Financial Statements


GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
DEVELOPMENT STAGE COMANIES
CONSOLIDATED STATEMENTS OF OPERATIONS
DURING THE DEVELOPMENT STAGE
(Unaudited)
                                                                                                                     From Inception
                                                     Nine Months     Nine Months     Three Months     Three Months    March 7, 1994
                                                        Ended           Ended            Ended           Ended           Through
                                                    Sept. 30,1998   Sept. 30,1997    Sept. 30,1998   Sept. 30,1997    Sept. 30,1998


            SERVICE REVENUE                            $ 52,002          $ 2,225        $ 22,128          $ 2,225          $77,865


            EXPENSES:
                       Cost of Service                   111,490            6,800          64,276            6,800         136,482
                       General and Administrative      1,205,173          927,670         421,330          454,432       3,881,071
                       Depreciation and Amortization     397,091          128,230         201,014           64,174         730,985
                       Interest Expense (Income), net   (18,462)           52,648         (15,461)          (2,102)        207,745
                                                      1,695,292         1,115,348         671,159          523,304       4,956,283

            NET (LOSS) INCURRED DURING
                 THE DEVELOPMENT STAGE                ($1,643,290)    ($1,113,123)      ($649,031)       ($521,079)    ($4,878,418)


            WEIGHTED AVERAGE NUMBER OF
                 COMMON SHARES OUTSTANDING             4,961,089        4,042,041       5,655,594        4,355,594       3,091,315


            BASIC AND DILUTED LOSS PER
                 COMMON SHARE                            ($0.33)          ($0.28)         ($0.11)          ($0.12)         ($1.58)



                                                                                     See Accompanying Notes to Financial Statements


GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
DEVELOPMENT STAGE COMPANIES
CONSOLIDATED STATEMENT OF CHANGES IN
STOCKHOLDERS EQUITY
(Unaudited)
                                                                                                           Deficit
                                                                                                           Accumulated
                                                                                            Additional     During the
                                      Common Stock               Series A Preferred         Paid-in        Development
                                     Shares       Par Value      Shares       Par Value     Capital        Stage              Total


BALANCE - DECEMBER 31, 1997         4,355,594        $436          -             -          $4,933,851     ($3,235,128)   $1,699,159

CONVERSION OF LONG-TERM
DEBT INTO SERIES A PREFERRED
STOCK AT $2.125 PER SHARE                 -           -        381,177          38            809,962          -            810,000

CONVERSION OF NOTES PAYABLE
INTO COMMON STOCK AT
$0.09375 PER SHARE                    400,000         40            -           -              37,460          -              37,500

ISSUANCE OF COMMON STOCK
AT $1.25 PER SHARE AND PREFERRED
STOCK FOR ACQUISITION OF UNITED
LEISURE INTERACTIVE                   900,000          90      1,100,000           110        2,499,800         -          2,500,000

NET LOSS                                   -           -              -             -            -        (1,643,290)   ($1,643,290)

BALANCE AT SEPTEMBER 30, 1998        5,655,594       $ 566      1,481,177         $ 148       $8,281,073  ($4,878,418)    $3,403,369


                                                           See Accompanying Notes to Financial Statements



                                                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                               Development Stage Companies
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  (UNAUDITED)
                                                                                                   Period From
                                                                                                 March 7, 1994
                                                                                                (Commencement of
                                                                                                Development Stage
                                                        Nine Months Ended   Nine Months Ended   Activities to
                                                        ------------------  ------------------  -------------------
                                                          Sept. 30,1998       Sept. 30,1997       Sept. 30,1998
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    (1,643,290)         (1,113,123)          (4,878,418)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Depreciation and amoritization                              397,091             128,230              730,985
      Contribution to capital of services rendered                   -                   -                  49,600
      Changes in operating assets and liabilities
        Accounts receivable                                       (23,831)                  0              (32,615)
        Prepaid expenses                                           (7,321)             (1,729)             (12,448)
        Deposits and other                                          4,934                   -              (58,703)
        Accounts payable and accrued expenses                      47,521            (256,069)             403,529
                                                        ------------------  ------------------  -------------------
          Net cash flows from operating acctivities            (1,224,896)         (1,242,691)          (3,798,070)
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                           (293,281)           (333,232)          (1,611,207)
   Acquisition of Prosoft, Inc.                                         0             (34,602)             (34,602)
                                                        ------------------   ------------------  -------------------
           Net cash flows from investing activities              (293,281)           (367,834)          (1,645,809)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                     9,652              70,000               14,652
   Payments on long-term debt                                    (847,500)            (65,000)            (925,840)
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                   -               4,661,124            4,705,915
   Conversion of convertible notes payable
       to common stock                                             37,500                 -                  67,500
   Conversion of long-term debt to Series A
       Preferred Stock                                            810,000                 -                810,000
   Issuance of common stock upon exercise of option                  -                 15,000               15,000
   Loans and advances from related parties                           -                 -                   (14,518)
   Proceeds from issuance of notes payable                           -                 -                   955,000
   Payments under computer equipment leases                       (93,195)            (71,260)            (156,271)
   Proceeds from sale and lease-back                                 -               -                     294,644
   Proceeds from issuance of common stock                            -               -                     110,000
   Contribution to capital - stockholder/officer                     -                128,700              205,400
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                       -               (563,500)             517,500
   Payments on 10% promissory notes and related
      warrants                                                       -               -                   (563,500)
                                                        ------------------  ------------------  -------------------
          Net cash flows from financing activities                (83,543)          4,160,546            6,050,000
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                             (1,601,720)          2,550,021              606,121
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         2,207,841              91,548                  -
                                                        ------------------  ------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 606,121         $ 2,641,569            $ 606,121
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $ 29,000            $ 65,699            $ 169,498
                                                        ------------------  ------------------  -------------------
   Net liabilities assumed in reverse acquisition        $                   $      -                    $ 14,087
                                                        ------------------  ------------------  -------------------

   Conversion of related party debt to common stock      $                   $      -                    $ 20,109
                                                        ------------------  ------------------  -------------------
   Conversion of long-term debt to Series A Preferred
       Stock                                                    $ 847,500    $      -                   $ 847,500
                                                        ------------------  ------------------  -------------------
   Conversion of notes payable to common stock                   $ 37,500    $         30,000            $ 67,500
                                                        ------------------  ------------------  -------------------
    Issuance of common stock and preferred stock
        to acquire travel related assets                      $ 2,500,000    $       -                  $2,500,000
                                                        ------------------  ------------------  -------------------

                                                                        See Accompanying Notes to Financial Statements

                                                        5



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


Note 2            Activities of the Company

                 Through September 30, 1998 the principal activity of the Company has been the development of a computerized limousine reservation and payment system for the business traveler. The Company's proprietary software enables a system of limousine reservations to be completely computerized and operate without human intervention, except for the initial inputting of travel information. Although planned operation of this system has commenced, revenues to date have not been significant; accordingly, the Company and its subsidiaries continue to be in development stage.

                 As of June 30, 1998, the Company acquired the exclusive and worldwide rights and license for "Parallel Addressing Video Technology" for all travel related applications. In addition, the Company acquired software, computer systems and intellectual properties related to the travel business, including the Travel Web Site called "NetCruise.com". The Company intends to operate an internet travel agency featuring the technology and assets acquired. See Note 4.

                  In order to concentrate its resources and efforts on its NetCruise internet travel business, in November, 1998 the Company agreed to sell the assets of its computerized limousine reservation and payment system to a company newly formed by a management group lead by Mark A. Kenny, a Company founder and Director. The Company will own a minority interest in the new company and will receive royalties on transactions processed by the new company for a period of five years. See Note 6.


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


                                                              6


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


Note 4            Asset Acquisition

                  As of June 30, 1998, the Company through NetCruise Interactive, Inc. (NetCruise), a wholly owned subsidiary, acquired the exclusive and worldwide rights and license for "Parallel Addressing Video Technology" for all travel related applications from United Internet Technologies, Inc. formerly known as United Leisure Interactive, Inc., ("UIT") a wholly owned subsidiary of United Leisure Corporation. In addition, the Company acquired all of the software, computer systems and intellectual properties related to the travel business, including the Travel Web Site called "NetCruise.com" . The Company intends to operate an internet travel agency featuring the technology and assets acquired.

                  The purchase of these assets has been recorded as of the date of purchase at the total purchase price of $2,500,000 which includes $1,450,000 of computer software, $1,000,000 of licenses and intellectual properties and $50,000 of computer equipment.

                  Harry Shuster has been appointed Chairman and Brian Shuster the President of NetCruise. Pursuant to the acquisition agreement, Mr. Brian Shuster will receive $5,000 per month for his services as a consultant to the Company. In addition, Messrs. Harry Shuster and Brian Shuster have been serving as directors of the Company since the transaction closed and both have been nominated for election as directors of the Company. Brian Shuster has been issued two warrants to purchase restricted common shares of the Company, exercisable between April 2, 2002 and June 30, 2002, if NetCruise achieves certain profit levels, as defined in the warrants. One warrant is exercisable for 200,000 shares at $2.50 per share and the other warrant is exercisable for 200,000 shares at $6.00 per share.


Note 5            Contingencies

On February 20, 1997, two individuals filed an action against the Company and Corporate Travel Link ("Travel Link") in the Superior Court of New Jersey seeking, among other things, damages in the amount of 8% of any financing secured by Travel Link resulting from plaintiffs efforts and as well as 5% of the Company's Common Stock allegedly due for services rendered in connection with the Company's acquisition of Travel Link in 1995. The claim for monetary damages is based upon an alleged written agreement between Travel Link and plaintiffs, while the claim for the shares of the Company's Common Stock is based upon alleged oral representations and promises made by a former officer of Travel Link. On September 28, 1998 this matter was settled and the Company agreed to pay the plaintiffs the sum of $20,000.

                  In August 1996, the Company gave notice to one of its former officers that it was canceling the 333,216 shares of Common Stock issued to him at the inception of Corporate Travel Link, Inc. for services he was to have provided. The Company believes that the former officer never provided such services. Pending return of the shares, they are considered outstanding for all periods presented herein. On April 17, 1997, the former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies and various related and unrelated parties seeking among other things a declaratory judgment that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.
                                                              7

                  On December 23, 1997, an individual filed an action in the Superior Court of New Jersey against the Company and a former officer of the Company alleging that the former officer of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same former officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer. The former officer of the Company has agreed to hold the Company harmless and to indemnify the Company from any and all claims of the plaintiff in this action


Note 6            Subsequent  Event

                  In November 1998, the Company agreed to sell the assets of its computerized reservation and payment system to a company newly formed by a management group lead by Mark A. Kenny, a Genisys founder and Director. When completed, this transaction will allow Genisys to concentrate its resources and efforts on its NetCruise internet travel business, which commenced on June 30, 1998.

                  Genisys will own a minority interest in the new company ("Newco") and will receive royalties on transactions processed by Newco for a period of five years. A minority interest in Newco will also be owned by the TranspoNet Companies, Inc. a leading developer and owner of software technology for the ground transportation industry. Genisys and TranspoNet will provide limited working capital to Newco. The new entity will include the officers of Prosoft, Inc., Thomas Gregory and Paul Murray, who originally developed the proprietary software for the reservation and payment system.

                  The accompanying proforma balance sheet at September 30, 1998 assumes that this contemplated transaction had occurred on that date. The effects on the historical consolidated statement of operations would be to reclassify all service revenue and cost of service, as well as a significant portion of general and administrative expenses and depreciation and amortization to a separate line item (with no impact on net income); no gain or loss is expected to be realized.



                                           MANAGEMENT?S DISCUSSION AND ANALYSIS
                           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

                  Through September 30, 1998, the principal activity of the Company has been the development of a computerized limousine reservation and payment system for the business traveler. Although planned operation of this system commenced in August 1997, revenues to date have not been significant; accordingly, the Company and its subsidiaries continue to be in the development stage. The Company has been unprofitable since inception and expects to incur additional operational losses. As reflected in the accompanying financial statements, the Company has incurred losses totaling $4,878,418 since inception and at September 30, 1998, had working capital of $144,541.

                  Revenues for the three and nine month periods ended September 30, 1998, for the limousine reservation business were $22,128 and $52,002, as compared to $0 and $2,225 for the 1997 periods. The corresponding cost of service for the three and nine month periods ending September 30, 1998 were $62,792 and $111,490 as compared to $0 and $6,800 for the 1997 periods. To date the Company has not yet commenced generating revenues from its internet travel business.

                  General and administrative expenses were $1,205,173 for the nine months ended September 30, 1998, as compared to $927,670 during the nine months ended September 30, 1997. Cost increases during the 1998 period consist of payroll and payroll related costs ($175,000), professional fees ($57,200), travel costs ($5,600), insurance costs ($8,200), marketing costs ($28,300) and other administrative costs ($72,100). Consulting costs decreased $68,900 during the 1998 period.

                                                              8

                  General and administrative expenses were $421,330 for the three months ended September 30,1998, as compared to $454,432 during the three months ended September 30, 1997. Cost increases during the 1998 period consist of marketing costs ($3,600) and other administrative costs ($25,700). Cost decreases during the 1998 period consist of payroll and payroll related costs ($16,200), consulting fees ($10,000), professional fees ($27,000), travel costs ($8,700) and insurance costs ($500).

                  Management of the Company believes that the NetCruise internet travel business, which is not compatible with the limousine reservation business, provides the shareholders of the Company a potential opportunity for a greater return. Therefore, in order to concentrate its resources and efforts on its NetCruise internet travel business, in November, 1998 the Company agreed to sell the assets of its computerized limousine reservation and payment system to a company newly formed by a management group lead by Mark A. Kenny, a Company founder and Director. The Company will own a minority interest in the new company and will receive royalties on transactions processed by the new company for a period of five years.

                  The Company has launched an aggressive marketing campaign inviting customers to become NetCruise Travel Consultants. An attractive package, including a CD-ROM library of video destinations, marketing kit, and full service support from on-line travel agents, will be marketed to the consumer through a combination of direct response, TV, print, radio and web-based advertising. NetCruise.com a travel web site designed to support outside travel consultants, will be launched in mid December.

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

                  As of June 30, 1998, the Company through NetCruise Interactive, Inc. (NetCruise), a wholly owned subsidiary, acquired 100% of the assets of a wholly owned subsidiary of United Leisure Corporation, which was issued 2,000,000 shares of the Company's Common Stock and two warrants ("Warrants"), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company. One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001. The Company has been advised that the issuance of such securities has caused the Company to inadvertently be in violation of a Nasdaq MarketPlace Rule because the issuance of the shares and Warrants amounted to more than 20% of the issued and outstanding shares of the Company and were not approved by Shareholders as required by such Rule. Nasdaq has advised the Company that the Company's Common Stock will be delisted unless the Company obtains Shareholder approval for these issuances to the extent that they violate the Rule. The Company and UIT have restructured the transaction by UIT returning to the Company 1,100,000 shares of Common stock (retaining 900,000 shares) and the Warrants. The Company will issue to UIT 1,100,000 shares of non-voting Convertible Series B Preferred

                                                              9

Stock (the "Series B Preferred Stock"), which Series B Preferred Stock is automatically convertible into 1,100,000 shares of the Company's Common Stock upon Shareholder approval of the issuance of the 1,100,000 shares of Common stock and the Warrants. The Series B Preferred Stock carries a mandatory dividend of $275,000, payable on September 30, 1999 and a mandatory quarterly dividend at the rate of $68,750 commencing with the quarter ended December 31, 1999. No dividend will be payable if the Shareholders approve the issuance of the Common Stock and Warrants prior to the time that the dividend is payable. See Note 4 to the financial statements.

                  On September 30, 1998, the Company had cash of $606,121 and working capital of $144,541. Management of the Company estimates that is has resources including anticipated cash to be received from revenues, to provide for its planned operations for the next twelve months.



PART II           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  (a) Report on Form 8-K dated October 29, 1998








SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          GENISYS RESERVATION SYSTEMS, INC.


Date: November 18, 1998                   By: /s/ Lawrence E. Burk
                                          President and Chief Executive Officer

Date: November 18, 1998                   By: /s/    John H. Wasko
                                                     Secretary, Treasurer and
                                                     Chief Financial Officer