Form 10KSB
period 1998-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-03-30
CIK 827100

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

                                    For the fiscal year ended December 31, 1998
                                                        or
                         Transitional Report Pursuant to Section 13 or 15(d) of
                                        The Securities Exchange Act of 1934
                                         For the transition period from to
                                        Commission File Number 033-19522-NY

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         State Issuers revenues for its most recent fiscal year. $33,290

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.

                 $10,630,069.22 as of the close of business on March 25, 1999

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


                                     APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's Common Stock as of March 26, 1999 was 6,734,694 shares.


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


1. Rule 424(b) Prospectus dated March 20, 1997 is incorporated by reference into Parts I, II and III

         3.1*     Registrant's Articles of Incorporation
         3.2*     Registrant's By-Laws
         4.1*     Form of Common Stock Certificate
         4.2** Redeemable Warrant Agreement with Form of Class A and Class B Warrant 4.3** Redeemable Class X and Class Y Warrant issued to Brian Shuster to purchase up to
                  200,00 shares of the Company's Common Stock.
         4.4**    Redeemable  Class  V and  Class W  Warrant  issued  to  United
                  Internet Technologies, Inc. to purchase up to 800,00 shares of the Company's Common Stock.
         10.1** Copy of  Agreement  dated June 30, 1998  between the Company and
              United Internet Technologies, Inc., formerly known as United Leisure Interactive, Inc. relating to the purchase of a technology license and certain related assets.


All of the above referenced documents marked with an (*) are incorporated herein by reference to the Exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2, File No. 333- 15011.

All of the above referenced documents marked with an (**) are incorporated herein by reference to the Exhibit the Company's Form 8-K dated March 26, 1998.

                                         Part I

Item 1.  Business

History

Until June 1998, the principal business activity of the Company has been the operation of a computerized limousine reservation and payment system for the business traveler. The proprietary software that the Company developed enables limousine reservations to be completely computerized i.e., be entirely automatic and operate without human intervention except for the initial inputting of travel information.

Prior to the sale of the limousine reservation business and the acquisition of the technology license and certain related assets from UIT, which is discussed below, the Company worked with travel agents and corporate travel departments by providing a computerized system for securing limousine reservations. The Company had created its own computerized system which was linked with the SABRE and Apollo computer reservation systems, two of the four major airline reservation systems. Limousine reservations made through the SABRE and Apollo computer reservation systems were relayed instantaneously to the Company's computer and then to a service provider of the clients choice--all without human intervention--and an immediate limousine reservation is confirmed.

         As of June 30, 1998, the Company, through Netcruise Interactive, Inc. ("Netcruise"), entered into an Asset Purchase Agreement with United Internet Technologies f/k/a United Leisure Interactive, Inc., in which the Company acquired a technology license and certain related assets from United Internet Technology in exchange for 2,000,000 shares of the Company's Common Stock and two warrants ("Warrants"), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company (the "UIT Transaction"). One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

On November 5 , 1998, the Company entered into an Asset Purchase Agreement with Sterling AKG Corp. d/b/a Sterling Travel, in which the Company purchased all the assets relating to Sterling's network of independent travel consultants for a total purchase price of 25,000 shares of the Company's Common Stock which, for accounting purposes, is being valued at $1.50 per share for an aggregate of $37,500. An additional 17,500 shares of the Company's Common Stock ("Escrow Shares") will be held in escrow by counsel to the Company. If the Company does not achieve $3,000,000 of gross sales from the sale of travel services, including renewal fees from the Sterling Travel Consultants, over the initial twelve month period beginning on November 1, 1998 and ending on October 31, 1999, the Escrow Shares shall immediately be returned to the Company. If the Company achieves $3,000,000 of gross sales from Sterling Travel Consultants over the initial twelve month period as describe herein, the Escrow Shares will be released by the Company.

On November 6, 1998 the Company entered into an Acquisition Agreement by and between the Company and Corporate Travel Link, Inc., a wholly owned subsidiary of the Company (the sellers in the transaction) and TranspoNet (a non-affiliated company), Mark A. Kenny, Paul Murray and Gen 02, Inc. (the purchaser in the transaction), a newly organized corporation formed by Mark A. Kenny, a former director and founder of the Company. The Company sold all of the assets of Corporate Travel Link which are utilized in connection with the ownership, operation and marketing of the computerized limousine reservation and payment system which had a net book value of $744,122, for (i) 2,450 shares of Series A Convertible Preferred Stock of Gen O2, Inc., constituting a 32.66% interest in Gen O2, Inc., which the Company carries on its balance sheet as December 31, 1998 at an asset value of $624,204; (ii) certain contingent payments over a period of 5 years, totaling $1,080,000 if all payments to the Company are realized, however, since there are no minimum contingent payments, it is possible that the Company will receive no significant contingent payments from GEN 02, Inc.

On February 1, 1999 the Company acquired Sammy's Travel World, Inc., a full-service travel agency specializing in leisure and corporate travel and serving the New York City and northern New Jersey area ("Sammy's"), with annual gross bookings of approximately $1,800,000. The purchase price for the acquisition was 36,600 shares of the Company's Common Stock which, for accounting purposes, is being valued at $1.50 per share or an aggregate of $54,900.

General

         As of June 30, 1998 NetCruise, Inc., (a wholly owned subsidiary of the Company formed on July 21, 1998 for the purpose of operating an internet travel business) entered into an agreement to purchase a technology license and certain related assets from United Internet Technology, Inc. The Company determined to expand into the internet travel business for several reasons. Although the Company had begun to generate revenues, the Company found that many limousine providers were resisting the payment of commissions or fees in connection with bookings on the Company's system resulting in a much slower development of revenues for the Company than was originally anticipated. Management evaluated the cost of operations for a more extended period of time and determined that the Company's available funds would be better spent in other areas of the travel business and therefore determined to expand into the internet travel business.

         Pursuant to the Asset Purchase Agreement, NetCruise acquired a technology license and certain related assets from UIT in consideration of 2,000,000 shares of the Company's Common Stock and two warrants ("Warrants"), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company (the "UIT Transaction"). One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001. No value has been placed on the warrants since the warrants are each contingent upon future earnings.

         The Company has since been advised that the issuance of such securities has caused the Company to inadvertently be in violation of a Nasdaq MarketPlace Rule because the issuance of the 2,000,000 shares and Warrants amounted to more than 20% of the issued and outstanding shares of the Company and were not approved by Shareholders as required by such Rule. Nasdaq advised the Company that the Company's Common Stock would be delisted as a result of such violation. The Company requested a hearing on the delisting which was held on November 20, 1998. Nasdaq issued its written determination on January 12, 1999 to continue listing the Company's securities on The Nasdaq SmallCap Market pursuant to the following conditions: (i) the UIT Transaction must be unwound in the event shareholders do not ratify the acquisition of the technology license and certain related assets from UIT and approve the issuance of 1,100,00 shares of Common Stock and two Stock Purchase Warrants to UIT; (ii) the Company must file a Definitive Proxy Statement with the Securities and Exchange Commission and Nasdaq on or before February 15, 1999; and (iii) the Company must submit documentation to Nasdaq on or before April 15, 1999 evidencing either the receipt of shareholder approval of the issuance of additional shares to UIT or the unwinding of the issuance of additional shares to UIT and purchase of a technology license and certain related assets from UIT. The Company has requested an extension from Nasdaq with respect to the deadlines to July 31, 1999.

The Company and UIT have restructured the transaction so that UIT will return to the Company 1,100,000 shares of the Company's Common Stock (retaining 900,000 shares that are not in violation of the Nasdaq MarketPlace Rule) and the Warrants. The Company will issue to UIT 1,100,000 shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock"), which Series B Preferred Stock is automatically convertible into 1,100,000 shares of the Company's Common Stock upon Shareholder approval of the issuance of the 1,100,000 shares of Common Stock and the Warrants. The Series B Preferred Stock is non-voting stock and carries a mandatory dividend of $275,000, payable on September 30, 1999 and a mandatory quarterly dividend at the rate of $68,750 commencing with the quarter ended December 31, 1999. No dividend will be payable if the Shareholders approve the issuance of the 1,100,000 shares Common Stock and Warrants prior to the time that the dividend is payable. Therefore, the total purchase price in the UIT Transaction is 900,000 shares of the Company's Common Stock and 1,100,000 shares of the Company's Series B Convertible Preferred Stock. If shareholders ratify the acquisition, the Series B Preferred Stock will automatically be converted into 1,100,000 shares of the Company's Common Stock and the Company will issue two warrants, each to purchase 800,000 shares of Common Stock, as outlined above.

In the event shareholders do not ratify the acquisition of the assets and approve the issuance of

1,100,000 shares of Common Stock and two stock purchase warrants, the UIT Transaction will be unwound. In such event the Company estimates that the cost to undo the transaction will not exceed $50,000. This estimate includes accounting fees, legal fees, recording fees and employee termination fees. In the event that the UIT Transaction must be unwound, the following shall occur:
(i) the Company shall reassign the technology license and return the related assets to UIT; (ii) UIT will return to the Company all stock certificates received pursuant to the UIT Transaction and (iii) Mr. Brian Shuster will return the warrants issued to him by the Company; and (iv) Messrs. Brian and Harry Shuster will resign from any officer or director position held by them. In addition, Mr. Brian Shuster's consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date. Reference should be made to Pro Forma Condensed Consolidated Financial Statements as of December 31, 1998 for the effect of undoing the UIT Transaction..

         As a result of the transaction, the Company acquired the internet travel web site called "Netcruise" and a perpetual, world-wide technology license for "Parallel Addressing Video Technology" for all travel related applications, along with all of the custom software, computer systems and intellectual properties. No royalty payments are required under the licensing agreement for the "Parallel Addressing Video Technology" and the license is exclusive as it relates to the technology as applied to the travel industry. UIT has retained the right to the technology for all other uses outside of the travel industry. The intellectual property acquired consists of a license for the "Parallel Addressing Video Technology" and a business plan premised on the idea of creating and establishing a network of independent travel consultants which is to be marketed to consumers and travel agents and which includes the Netcruise name, logo, trade-marks and service-marks. The company did not acquire the patent to the "Parallel Addressing Video Technology." Also included as part of the intellectual property was an agreement between UIT and Internet Travel Network of Palo Alto, CA which UIT transferred to the Company. This agreement provides for a "private label" site on the Internet Travel Network "booking engine". The agreement expires in April, 1999 and automatically renews for successive one year periods unless either party gives notice, no later than 30 days prior to the end of the period, of its intent not to renew. The ITN "booking engine" is essentially a world wide web based graphical user interface to the airline owned Apollo computerized reservation system. This technology allows a layperson with access to the internet to access the databases and pricing systems used by travel agents to research and procure air, car rental and hotel reservations. By "private labeling" this functionality, the Company is able to offer its travel consultants access to a leading travel system, while not having to expend the Company's capital resources which would be required to create its own access. The custom software acquired by the Company consists of a video player program (called a ULI player) that permits the end user to view video files, a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software. The technological feasibility of the custom software was established at the time of the acquisition, as a working model of the custom software had been completed at that time. The Company formed NetCruise as a wholly owned subsidiary for the purpose of operating an internet travel business featuring the technology obtained through this acquisition.

         Although the internet web-site is still in the development stage and the Company only has a limited number of individuals (280) who have subscribed to be independent travel consultants and does not yet have any internet travel customers, the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants. The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying a fee to the Company. The independent travel consultants will then be able to make reservations either through the password protected section of the Netcruise web site or via telephone conversations with travel agents who work directly for Netcruise. Non-members who visit the non- password protected section of the Netcruise web-site (the "Visitor's Section") shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section will allow independent travel consultants to see destinations in full motion video and stereo audio and to make hotel, air and car reservations. The password protected section is only accessible by company personnel and independent travel consultants using a password. The Company expects that the web site will not be fully integrated to support the independent travel consultants until mid- 1999. The Company has budgeted approximately $198,000 to complete the web-site. Additional costs of bringing the internet travel business operational are expected to be approximately $1,144,000, which includes producing a television video infomercial and purchasing media time. The Company believes that it will be able to finance such development substantially from proceeds of a recent private placement, but there can be no assurance that such funds will be sufficient.

         The Company believes it will be successful in encouraging people to pay the subscription fee and sign up as independent travel consultants because as an independent travel consultant individuals will have an opportunity to earn a commission on all reservations made by them. Airlines, hotels, car rental companies, cruise lines, tour operators and other travel vendors will pay the Company commissions for all sales generated by the Company. Such commissions will be shared with the independent travel consultants. The Company hopes to enroll both the general public and existing travel agents. The Company believes that there is an emerging trend in the travel industry, whereby individuals who are presently travel agents are leaving their salaried positions and moving into positions similar to that of an independent travel consultant with their own home based travel business. The Company believes that existing travel agents will be drawn to the opportunity to earn commissions, create their own flexible hours, maintain their client base and utilize their existing skills. Other advantages of a home based travel business are no commuting to an office, low overhead, no need to rent expensive airline owned computer reservation system equipment and personal travel benefits. However, there can be no assurance that the Company's marketing strategy directed to existing travel agents will be successful. The Company plans to offer, through a combination of direct response TV, print, radio, and web- based advertising, a CD ROM library of video destinations; a marketing kit which includes a guide to marketing an at-home business, a training manual describing the travel industry, a welcome letter containing a password for the web site and an outline of Netcruise policies and procedures; and full-service support from the Company's live travel agents.

         "Parallel Addressing Video Technology" will allow the independent travel consultants to see a destination in full motion video and stereo audio never before available on the internet, without waiting for a lengthy file download. Utilizing this proprietary technology the NetCruise web site will interact with the individual's PC, find the requested video clip on its CD ROM, and plays it locally in a clear, full screen mode. Included in the assets acquired by NetCruise is an extensive library of video clips complete with music and narratives in stereo, which will bring views of cruise ships, hotels, and destinations from around the world to the user in seconds. When the travel consultant is ready, airline, hotel, car rental and cruise bookings will all be made quickly and easily via NetCruise's reservation web site.

         When the Company's web-site is fully operational the "Parallel Addressing Video Technology" will provide zero-wait time, full motion video and stereo audio to the independent travel consultants interacting with the web-site. Unlike various forms of streaming video, live media and internet video broadcasts, this technology does not rely on bandwidth as the medium for delivery of video. UIT and its parent, ULC, developed this technology and filed for patents in July 1997. Although the "Parallel Addressing Video Technology" is fully operational, the internet web-site utilizing this technology is currently still in development. Management expects the web-site to be fully operational by mid-1999. Although the general public will be able to access much of the site to obtain information and enroll as an independent travel consultant, the Company intends that only participating travel consultants who have paid a fee to the Company and received a password will be able to access the reservation area of the site.

         If at any point the individual requires additional expertise, a personal NetCruise travel agent will be available by phone to guide them through the process. On February 1, 1999 the Company acquired Sammy's Travel World, Inc., a full-service travel agency specializing in leisure and corporate travel and serving the New York City and northern New Jersey area ("Sammy's"), with annual gross bookings of approximately $1,800,000. "Bookings" consists of the total dollar amount of airline tickets sold, cruises sold, and hotel and car reservations made. Sammy's will provide, when necessary, full service support via telephone to the Company's independent travel consultants. Sammy's is now a wholly owned subsidiary of the Company and has five (5) employees. The purchase price for the acquisition was 36,600 shares of the Company's common stock which, for accounting purposes, is being valued at $1.50 per share or an aggregate of $54,900. The Company acquired the following assets from
Sammy's: telephones, desks, chairs, fax and copy machines, filing cabinets, safe, shelves, typewriters and computers.

Mr. Harry Shuster has been appointed Chairman and Brian Shuster the President of NetCruise Interactive, Inc. Pursuant to the Asset Purchase Agreement, Mr. Brian Shuster will receive $5,000 per month for his services as a consultant to the Company. In addition, Messrs. Harry Shuster and Brian Shuster have been serving as directors of the Company since the transaction closed and both have been nominated for election as directors of the Company.

On November 5 , 1998, in order to augment the Company's entry into the internet travel business, the Company entered into an Asset Purchase Agreement with Sterling AKG Corp. d/b/a Sterling Travel ("Sterling"), in which the Company purchased all the assets relating to Sterling's network of independent travel consultants ("Sterling Travel Consultants") for a total purchase price of 25,000 shares of the Company's Common Stock which, for accounting purposes, is being valued at $1.50 per share for an aggregate of $37,500. An additional 17,500 shares ("Escrow Shares") will be held in escrow by counsel to the Company. If the Company does not achieve $3,000,000 of gross sales from the sale of travel services, including renewal fees from the Sterling Travel Consultants, over the initial twelve month period beginning on November 1, 1998 and ending on October 31, 1999, the Escrow Shares shall immediately be returned to the Company. If the Company achieves $3,000,000 of gross sales from Sterling Travel Consultants over the initial twelve month period as described herein, the Escrow Shares will be released by the Company. The valuation of the Company's stock at $1.50 per share was a negotiated price based upon the value of the stock at the time of the negotiation. It differs from the valuation given to the Company's Common Stock in the UIT transaction because the valuation was negotiated at a time when the Common Stock was trading at a lower price. Included in the assets purchased by the Company was a list of Sterling Travel Consultants (both active and inactive) that had done or were doing business with Sterling. Also included in the assets purchased were contracts, files, correspondence, earning records, a data base of former and current customers of Sterling estimated at approximately 20,000 entries, property and equipment, including desks, chairs, fax and copy machines, filing cabinets, computers and miscellaneous office supplies. The data base of former and current customers also included the Sterling Travel Consultants, as they were considered customers, not employees of Sterling and the names of travel agents who had done business with Sterling as Sterling Travel Consultants. In addition, included were agreements with such Sterling Travel Consultants setting forth the commissions they could earn and operational matters relating to their position as an independent travel consultant.

            The Company's current independent travel consultants are all former Sterling Travel Consultants whose contracts were assigned to the Company from Sterling as part of the acquisition and who paid their subscription fee to Sterling. In the event the independent travel consultants (formerly the Sterling Travel Consultants) desire to renew their contracts, a renewal subscription fee will be paid to the Company.

         Since on-line transactions can be faster, less expensive and more convenient than transactions conducted via traditional means, a growing number of consumers are transacting business over the World Wide Web. Examples of such transactions include buying consumer goods, trading securities, purchasing airline tickets and paying bills. Based upon its research and discussions with individuals knowledgeable in electronic commerce on the World Wide Web, management believes that 27% of adult World Wide Web users made on-line purchases in 1997 and that 50% of adult World Wide Web users will make on-line purchases in 2000. Management believes that as electronic commerce expands, advertisers and direct marketers will increasingly seek to use the World Wide Web to locate customers, advertise their products and services and facilitate transactions.

         The Company also believes that lodging and airline travel will be a major leader in this market with total on-line travel revenues possibly reaching over $50 billion by 2001. With travel taking such a large portion of on-line sales, management of the Company expects that the enhanced travel services offered by NetCruise will attract a wide range of internet using consumers enabling NetCruise to become a significant participant in internet travel. In the event shareholders do not approve this acquisition of a technology license and certain related assets, the Company intends to continue its entry into the internet travel business either by negotiating a licensing agreement with UIT for the use of its technology license and certain related assets or by utilizing alternative technologies.

         Management of the Company set revenue objectives for the limousine reservation business and made the decision to review the operation at the end of the third quarter to determine the best approach to maximize utilization of the Company's resources. The limousine reservation business did not meet its revenue objectives and in early September 1998, the Company decided to seek a buyer or joint venture partner for its limousine reservation business.

         Management is of the opinion that the costs in developing the new line of business is less than the costs required to maintain the limousine reservation business until such time as revenues will be able to cover the costs of operation. Further, it is management's opinion that the internet travel business, which is not compatible with the limousine reservation business, can be brought to market sooner and will provide, on a long term basis, a greater return to shareholders.

         On November 6, 1998 the Company entered into an Acquisition Agreement (the "Sales Agreement") by and between the Company and Corporate Travel Link, Inc. ("Travel Link"), a wholly owned subsidiary of the Company (the sellers in the transaction) and TranspoNet (a non-affiliated company), Mark A. Kenny, Paul Murray and Gen 02, Inc. (the purchaser in the transaction), a newly organized corporation formed by Mark A. Kenny, a former director and founder of the Company. This sale will allow the Company to concentrate its resources and efforts on the continued build-up of its internet travel business.

          Under the terms of the Sale Agreement, which is subject to shareholder approval, the sellers will sell and transfer certain contractual rights and obligations of the Company, all of the assets of Travel Link which are utilized in connection with the ownership, operation and marketing of the Genisys Reservation System and its entire ownership interest in ProSoft to the purchaser in the transaction, constituting approximately 20% of the total assets of the Company. (At September 30, 1998 the Company had total assets of $3,964,903, of which $744,122 were sold to Gen O2, Inc. ) ProSoft is an 80% owned subsidiary of the Company which was acquired by the Company in June, 1997. ProSoft is a software development company which developed the software for the Company's computerized limousine reservation and payment system. Paul Murray, a former employee of the Company and President and Shareholder of ProSoft, is also a shareholder of Gen O2, Inc.

The Company sold these assets, which had a net book value of $744,122, for (i) 2,450 shares of Series A Convertible Preferred Stock of Gen O2, Inc., constituting a 32.66% interest in Gen O2, Inc., which the Company carries on its balance sheet as of December 31, 1998 at an asset value of $624,204;
(ii) certain contingent payments over a period of 5 years, totaling $1,080,000 if all payments to the Company are realized, however, since there are no minimum contingent payments, it is possible that the Company will receive no significant contingent payments from GEN 02, Inc. and (iii) other significant terms as described below:

         a. For each completed limousine transaction through the current system from corporate users, a payment of $0.20 per transaction with a $100,000 maximum payment per year.
         b. For each completed limousine transaction through the Almost Real Time System (the "ART System") under development by the sellers that will be directed toward leisure customers, a payment of $0.20 per transaction with a $100,000 maximum payment in the first year and a $0.30 payment per transaction with a $120,000 maximum payment per year thereafter.
         c. If the system and the ART System are merged at any time in the future, the sellers shall receive a payment of $0.25 per completed transaction with a $200,000 maximum payment in the first year and a $220,000 maximum payment per year thereafter.
         d. If the payments are not reached in a particular year, the payments defined in letters a-c above will have a carry-over to the following year.
         e. In no event shall any payments defined in letters a-c above be due to the sellers for transactions completed after December 10, 2003.

f. For the transfer of the assets by the sellers and the assumption of certain liabilities of the sellers by the purchaser as described above along with the agreement by the sellers to provide the purchaser with a series of loans, the purchaser granted an equity interest to the sellers in Gen O2, Inc. equal to 32.66% of the equity of Gen O2, Inc. The loans provided by the sellers include a ninety day secured bridge loan in the amount of $40,000 secured by 22,857 shares of Common Stock of the Company owned by Mr. Kenny, a secured loan of $135,000 payable commencing in the second year and secured by 77,143 shares of Common Stock of the Company owned by Mr. Kenny. Mr. Kenny has also pledged 23,428 shares of the Company's Common Stock owned by him to secure the return of a security deposit to the Company and 68,000 shares of the Company's Common Stock to secure minimum payments which are required to be made by the Company under certain contracts which were transferred to the purchaser in connection with the sale.

g. A 32.66% shareholder of Gen O2, Inc., TranspoNet has committed to provide funding for the purchaser of up to $240,000 in the form of a series of loans. TranspoNet has a right to convert the unpaid principal of the loans at any time into a maximum number of shares of common stock of the purchaser not to exceed an additional 6% equity interest in the purchaser.

         The Series A Preferred Stock issued to the Company and TranspoNet in accordance with the transaction are part of a class of preferred stock of Gen O2, Inc. designated as "Series A Preferred Convertible Stock" and the number of shares of preferred stock constituting such class is 4,900. The shares of Series A Preferred Stock issued to the Company together with the shares of Series A Preferred Stock issued to TranspoNet constitute all of the authorized shares of the Series A Preferred Stock of Gen O2, Inc. So long as any share of Series A Preferred Stock remains outstanding, Gen O2, Inc. shall not authorize the issuance or issue any additional shares of Series A Preferred Stock or any shares of any series or class of stock ranking senior to, or on a parity with, the Series A Preferred Stock as to rights upon liquidation, dissolution or winding up of Gen O2, Inc. without the prior written consent of at least a majority of the holders of the Series A Preferred Stock.

The par value of the Series A Preferred Stock is $0.0001 per share and no dividends shall be declared or paid on the Series A Preferred Stock. In the event of a voluntary or involuntary liquidation, dissolution or winding up of Gen O2, Inc., the holders of the Series A Preferred Stock shall be entitled to receive out of the assets of Gen O2, Inc. available for distribution to stockholders, before any distribution of assets is made to the holders of any other series or class of stock of Gen O2, Inc., a liquidating preferential distribution in an amount equal to $400.00 per share of Series A Preferred Stock. The holders of the Series A Preferred Stock shall be entitled to vote on all matters submitted to a vote of the shareholders of Gen O2, Inc. and shall be entitled to one vote for each share of Series A Preferred Stock. The holders of the Series A Preferred Stock shall not have cumulative voting rights. At any time and from time to time, upon notice to Gen O2, Inc., the holders of the Series A Preferred Stock shall be entitled to convert each share of Series A Preferred Stock into one fully paid and non-assessable share of common stock of Gen O2, Inc. subject to adjustments for any stock splits, stock dividends, reverse stock splits or recapitalization.

         Upon conversion of the Series A Preferred Stock into common stock of Gen O2, , Inc. the Company and TranspoNet will each own 2,450 shares or 32.66% of the issued and outstanding common stock of Gen O2, Inc. It is anticipated that the Purchaser will issue an additional 2,500 shares of common stock in the near future, thereby diluting the ownership interest of the Company and TranspoNet in Gen O2, Inc. to 24.5%. The Company's influence in Gen O2, Inc. is limited to the right to elect one member of a five (5) member Board of Directors. As part of the sale, the Company is loaning to GEN 02, Inc. a $135,000 installment loan and a $40,000 bridge loan. The TranspoNet is providing, commencing December 10, 1998, $20,000 per month to GEN 02, Inc., for an aggregate of $240,000. TranspoNet is not affiliated with the Company or any of its shareholders. The primary capitalization of GEN 02, Inc., is being provided by the loans from the Company and TranspoNet. In addition, the sole asset of GEN 02, Inc. Is the limousine reservation business. As a result, the Company will absorb all losses to the extent of the assets transferred. Although there are no minimum contingent payments, the Company has begun to receive minimal contingent payments from GEN 02, Inc., consisting of two payments totaling $3,656.20. However, it is possible that the Company will not receive significant contingent payments from GEN 02, Inc. over the 5 year period. Shareholders should note that they are being asked to ratify the sale of the limousine business to GEN 02, Inc., a company organized by Mark A. Kenny, who is a former director of the Company. The sale of the limousine reservation business was negotiated with GEN 02, Inc. while Mr. Kenny was still a director of the Company, although he did not participate in the directors analysis and decision to sell the business to GEN 02, Inc.

         In the event that Shareholders do not approve the sale of the limousine reservation business, the Company will be required to raise additional capital to bring the limousine reservation business to full operation. No assurance can be given that the Company will be able to raise such funds. In the event shareholders do not ratify the acquisition of a technology license and certain related assets from UIT the Company intends to continue to expand into the internet travel business either by negotiating a licensing agreement with UIT for the use of its technology license and certain related assets or by utilizing alternative technologies. In the event that the purchase of the technology license and certain related assets is not approved by the Shareholders and the sale of the limousine reservation business is approved, the Company will not own the limousine reservation business or the internet travel business but will continue to expand into the internet travel business.

         Management of the Company is confident that there were no conflicts of interest in negotiating the acquisition of the internet travel business and that all negotiations with UIT were at "arms length".

If the shareholders approve the acquisition of the technology license and certain related assets and the sale of the limousine reservation business, the effect to shareholders is a change in the nature of the business of the Company from the limousine reservation business to an internet travel business.


Employees

         The Company presently has 2 executive officers and 11 non-executive employees, including 5 employees of the Company's wholly-owned subsidiary. None of these employees is covered by a collective bargaining agreement. The Company utilizes several software and marketing consultants on a part-time basis. The company believes its personnel relations to be satisfactory.


         Item 2.  Properties

         The Company and its subsidiaries presently lease approximately 2,380 square feet of office space at 2401 Morris Avenue, Union, New Jersey, 07083, and 1,000 square feet of office space at 6 Wall Street, Rockaway, New Jersey, 07866. The five-year Union lease expires in March 2002 and provides for a monthly rental of $3,731.53. The Rockaway lease expires in August 2000 and provides for a monthly rental of $850.

         The properties have been leased from unaffiliated third parties and adequately satisfy the present needs of the Company and its subsidiaries.

Item 3.  Legal Proceedings

On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies and various related and unrealted parties seeking, among other things, a declaratory judgment that the former officer is the owner of 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer.

On December 23, 1997, an individual, filed an action in the Superior Court of New Jersey against the Company and the former President of the Company, alleging that the former President of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer. A former officer and director has agreed to hold the Company harmless and indemnify the Company from any and all claims. Management believes that there will be no material effects on the Company as a result of this action.


Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                                      Part II


Item 5.  Market for the Registrant's Common Equity and Related Stockholder
         Matters.

Market Information

         Prior to 1998, the Company's Common Stock was eligible to trade in the over-the counter market, however, the Company was unable to locate a quoted price for its stock. The Following table indicates the quarterly high and low bid prices for the last two years for the Company's Common Stock.

                                                 Bid Price                Bid Price
                                                     1998                   1997

                  Quarter Ended             High     Low               High     Low
                  -------------             ----     ---               ----     ---
                  March 31                 3.5      2.125             6.5      5.75
                  June 30                  3.937    2.375              9        5.75
                  September 30             3.5      2.25               9        3.875
                  December 31              4.125    2.75               5.375    2.75

         The foregoing prices were provided by National Quotation Bureau.

         The Company's Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants trade on The NASDAQ Stock MarketSM under the symbols, NETC, NETCW and NETCZ respectively.

         Approximate Number of Equity Security Holders

                                                         Approximate Number of
                                                          Holders of Record as
              Title of Class                              of March 25, 1999
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


Item 6.  Management's Discussion and Analysis of Financial Condition
             and Results of Operations.


Comparison of Fiscal 1998 to Fiscal 1997

Revenues

         The principal business activity of the Company has been the operation of a computerized limousine reservation and payment system for the business traveler. The proprietary software that the Company developed enables limousine reservations to be completely computerized i.e., be entirely automatic and operate without human intervention except for the initial inputting of travel information.

Prior to the sale of the limousine reservation business and the acquisition of the technology license and certain related assets from UIT, which is discussed below, the Company worked with travel agents and corporate travel departments by providing a computerized system for securing limousine reservations (collectively the "CRS's"). The

Company had created its own computerized system which was linked with the SABRE and Apollo computer reservation systems, two of the four major airline reservation systems. Limousine reservations made through the SABRE and Apollo computer reservation systems were relayed instantaneously to the Company's computer and then to a service provider of the clients choice -- all without human intervention -- and an immediate limousine reservation is confirmed.

         As of June 30, 1998, NetCruise, Inc. ( a wholly owned subsidiary of the Company formed on July 21, 1998 for the purpose of operating an internet travel business) entered into an Agreement to purchase a technology license and certain related assets from United Internet Technology, Inc. The Company determined to expand into the internet travel business for several reasons. Although the Company had begun to generate revenues, the Company found that many limousine providers were resisting the payment of commissions or fees in connection with bookings on the Company's system resulting in a much slower development of revenues for the Company than was originally anticipated. Management evaluated the cost of operations for a more extended period of time and determined that the Company's available funds would be better spent in other areas of the travel business and therefore determined to expand into the internet travel business.

         On November 5, 1998, in order to augment the Company's entry into the internet travel business, the Company entered into an Asset Purchase Agreement with Sterling AKG Corp., d/b/a Sterling Travel, in which the Company purchased all the assets relating to Sterling's network of independent travel consultants.

         In order to concentrate its resources and efforts on its NetCruise Internet Travel business, in November, 1998 the Company agreed to sell the assets of its computerized limousine reservation and payment system to Gen O2, Inc., a company newly formed by a management group lead by Mark A. Kenny, former director and founder of the Company. The Company owns a minority interests in the new company and will receive royalties on transactions processed by the new company for a period of five years.

         The Company's internet travel business generates revenues from people who have paid a subscription fee and signed up as independent travel consultants. In addition, airlines, hotels, car rental companies, cruise lines, tour operators and other travel vendors will pay the Company commissions for all sales generated by the Company's network of independent travel consultants. Such commissions are then shared with the independent travel consultants.

The Company has also begun to receive limited contingent payments from Gen O2 pursuant to the November 6, 1998 Acquisition Agreement whereby the Company sold all of the assets of its computerized limousine reservation and payment system to Gen O2.

         The Company's revenues to date have not been significant. Accordingly, the Company and its subsidiaries continue to be in the development stage.

Expenses

         The most significant component of cost of service for the internet travel business is the portion of the commissions received by the Company that are shared with the independent travel consultants. Another component is the cost of the implementation or start-up kits, including CDROM, provided to each new independent travel consultant.

         General and administrative expenses include salaries, commissions and benefits, travel costs, professional fees, rent, telephone and other operating costs of the Company. The only internal expenditures capitalized with respect to the costs of developing and implementing the Genisys Reservation and Payment Systems have been $200,181 of salaries paid to Prosoft employees in fiscal
1998.

Results of Operations

         The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the year ended December 31, 1998 were $33,290 compared to no revenues for the years ended December 31, 1997 and December 31, 1996.

The corresponding cost of sales for fiscal 1998 was $19,306 compared to no costs of sales for fiscal 1997. The net loss for the year ended December 31, 1998 was $2,344,485 or $.42 cents a share compared to a loss of $1,590,125 or $.39 cents a share for the year ended December 31, 1997 and $1,051,203 or $.36 cents a share for the year ended December 31, 1996. As reflected in the accompanying financial statements, the Company has incurred losses totaling $5,579,617 since inception and at December 31, 1998, had a working capital deficiency of $196,212.

General and administrative expenses were $963,122 for the year ended December 31, 1998 as compared to $581,345 for the year ended December 31, 1997. The primary reasons for the difference between the two years ended December 31, 1998 and December 31, 1997 are increased payroll costs due to staff increases for web site development and increases in legal expenses related to litigations.

         Payroll and payroll-related costs increased approximately $177,000 during the fiscal year ended December 31, 1998. Other approximate cost increases during fiscal 1998 consist of professional fees ($105,000), insurance ($8,000), and other administrative costs ($134,150) while consulting fees decreased $46,500. Professional and consulting fees for the year ended December 31, 1998 total $248,000. Such amount consisted of attorneys' fees of $151,000, accounting fees of $18,000, outside bookkeeping fees of $17,500, consulting fees of $36,000 payable to Loeb Partners and miscellaneous fees of $25,000.

          Prior to 1997 all expenses were related to the limousine business and therefore are included in the equity loss of GEN 02, Inc.

The Company is conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000 which could cause a system failure or other computer errors, leading to a disruption in operations. No easy technological "quick fix" has yet been developed for this problem. This Year 2000 problem creates risk for the Company from unforeseen problems in its own computer systems and from third parties with whom the Company deals on financial transactions. Such failures of the Company's and/or third parties computer systems could have a material impact on the Company's ability to conduct its business, and especially to process and account for the transfer of funds electronically.

         With the goal of making the Company Year 2000 compliant, the Company has developed a four phase implementation plan as follows:

         Inventory phase
         Vendor - contact phase
         Reintegration phase
         Testing phase

         The Company has budgeted approximately $15,000 to implement this plan and has assigned overall responsibility for the project to its Systems Manager. All software currently being developed by the Company or through third party contractors is being written to be Year 2000 compliant. The Company, with the assistance of outside software contractors, is in the process of changing its accounting system from non-compliant MAS-90 software to a compliant software system. Final implementation of fully tested and operational Year 2000 compliant systems is projected to be completed by the end of the second quarter of 1999. The Company's banks and lenders have communicated that they will be Year 2000 compliant by the end of 1999. No other third party's Year 2000 compliance is expected to have a material impact on the operations of the Company.


Liquidity and Capital Resources

         The Company's funds have principally been provided from Loeb Holding Corp. as escrow agent, Loeb Holding Corp., LTI Ventures Leasing Corporation, two private offerings and a public offering.

         In September 1995, January 1996 and December 1996, the Company entered into sale and lease-back arrangements whereby the Company sold the bulk of its computer hardware and commercially purchased software to a lessor for amounts totaling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. Pursuant to the November 1998 exchange of assets for a 32.7% interest in Gen O2, Inc., the obligations under the sale and lease-back arrangements were assumed by Gen O2, Inc.

         In March 1998, Loeb Holding Corp., as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners, Corp., HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals of two Term Promissory Convertible Notes in the principal amounts of $475,000 and $237,500 converted $400,000 of the principal amount of the former note and $200,000 of the principal amount of the latter note into 188,235 shares and 94,118 shares respectively of the Series A Preferred Stock of the Company at a price of $2.125 per share.


         In March 1998, Loeb Holding Corp., as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners, Corp., HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals of four eighteen month Convertible Promissory Notes aggregating $210,000, converted the total principal amount of the four notes ($210,000) into 98,824 shares of the Series A Preferred Stock of the Company at a price of $2.125 per share.

         In March 1998, Loeb Holding Corp., as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners, Corp., HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals of two Term Promissory Convertible Notes aggregating $37,500, converted the total principal amount of the notes ($37,500) into 400,000 shares of the Common Stock of the Company at a price of $0.09375 per share.

The financing of Loeb Holding Corp. and the sale and lease-back arrangements entered into by the Company contributed to the original capitalization of the Company.

         The budgeted cost of becoming operational is expected to be approximately $1,342,000. Of such amount, approximately $198,000 is needed to complete the web-site. The remainder will be used to produce a television video commercial and purchase media time. The Company believes that it will be able to finance such development substantially from proceeds of a recent private placement, but there can be no assurance that such funds will be sufficient.

On December 31, 1998, the Company had cash of $145,921 and a working capital deficit of $196,212. As of November 5, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not expected to be significant for the balance of the fourth fiscal quarter ended December 31, 1998. Management of the Company expects the internet travel business to be fully operational in mid 1999 and is planning to begin television marketing of the Company's products in mid 1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. Although the Company has also begun to receive contingent payments from Gen O2, these revenues were not significant for the fourth fiscal quarter ended December 31, 1998. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of Common Stock for an aggregate of $1,500,000. The Company estimates, including anticipated cash to be received from revenues, that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time the Company does not have any alternative plans to raise additional funds needed to market or complete development of the web site.

          Inflation is not expected to have any material effect on the Company.


Item 7.  Financial Statements and Supplementary Data.

         See Pages F-1 through F-18.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable

                                                     PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the Company's directors and executive officers.

   Name                    Age                           Position

Lawrence E. Burk          57           President, Chief Executive Officer
                                             and Director

John H. Wasko             60      Chief Financial Officer, Secretary, Treasurer
                                            and Director

David W. Sass             63          Director

S. Charles Tabak          66          Director

Warren D. Bagatelle       60          Chairman

Harry Shuster             63          Director

Brian Shuster             40          Director

The Company's Audit and  Compensation  Committees  consist of Messrs.  Warren D.
Bagatelle, S. Charles Tabak and David W. Sass. All officers of the Company devote their full time to the Company's business.

         Lawrence E. Burk joined the Company on June 23, 1997, as President, Chief Executive Officer, and Director following a 27 year career with Alexander & Alexander Services. From 1993 to early 1996, Mr. Burk served as Chairman and CEO of Alexander & Alexander, Inc., the U.S. Retail Subsidiary of A & A Services, and from early 1996 until the company's acquisition by AON Corporation in late 1996, Mr. Burk served as President and Chief Operating Officer of A & A International, the company's global retail operation. Mr. Burk served on the company's Global Retail Board from 1985; on A & A Services Operations Board from 1989; and on A & A Inc.s' Executive Committee and Operations Board from 1989. A & A was a NYSE listed Financial Services firm with revenues of over $1.3 billion. Mr. Burk has a B.A. degree in Economics from Southern Illinois University and is a member of the schools' Advisory Board.

         John H. Wasko has served the Company as a Director since April, 1986, as Secretary since September 1995, and as Treasurer and Chief Financial Officer since April 1996. Mr. Wasko has also served the Company as President and Chairman of the Board since its inception to August 1995, and as Treasurer from April 1986 to September 1987 and from May 1988 to August 1995. Mr. Wasko has also served as Chairman of the Board, President and Director of JEC Lasers, Inc., presently an inactive company, since it was organized in September 1977. He was awarded a bachelor of science degree in physics in 1963 and a master of science degree in physics (summa cum laude) in 1965 from Fairleigh Dickinson University.

         David W. Sass has been a Director since April, 1997 and has been a practicing attorney in New York City for the past 38 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also a director of Pallet Management Systems, Inc., a company engaged in the manufacture and repair of wooden pallets and other packaging services and a director of The Harmat Organization, Inc., a New York based construction company and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law.

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

Warren D. Bagatelle has been a Director and Chairman of the Board of the Company since August, 1995. He served as Chief Executive Officer of the Company from December 1996 through June, 1997. Since 1988, he has been a Managing Director at Loeb Partners Corporation, a New York City investment banking firm. Mr. Bagatelle is also a director of Energy Research Corporation, a company engaged in the development and commercialization of electrical storage and power generation equipment, principally fuel cells and rechargeable storage batteries and a director of Evercell, Inc., a company engaged in the development and commercialization of batteries. Mr. Bagatelle has a B.A. in economics from Union College and an M.B.A. from Rutgers University.

         Harry Shuster has been Chairman of the Board of NetCruise Interactive, Inc., a wholly owned subsidiary of the Company and a Director of the Company since July, 1998. Mr. Shuster has served as Chairman of the Board, President and Chief Executive Officer of United Leisure Corporation ("ULC"), a public company engaged in children's recreational activities and interactive technology development, since April, 1975. Mr. Shuster is also the Chairman of the Board, President and Chief Executive Officer of Grand Havana Enterprises, Inc., a public company primarily engaged in the business of ownership and operation of private membership restaurants and cigar clubs. Mr. Shuster is also the Chairman of the Board of United Film Distributors, Inc., a privately held independent motion picture production corporation and the General Partner of HEP II, Inc., a limited partnership engaged in the motion picture production business. Mr. Shuster is the father of Mr. Brian Shuster.

Brian Shuster has been President of NetCruise Interactive, Inc. and a Director of the Company since July, 1998. He has served as Chief Executive Officer, President and a director of United Film Distributors, Inc. since its inception in May, 1995. Since he has been with United Film Distributors, Inc. he has served as the producer of seven films. Prior to joining United Film Distributors, Inc., he served as President of Beverly Hills Producers Group, a private production company, where he produced one motion picture, served as executive producer of another motion picture, and oversaw production of three other films. From 1990 until 1993 Mr. Shuster served as Vice President of Worldwide Entertainment Group, where he also produced three motion pictures. He is also currently a director of ULC and President of UIT. Mr. Shuster is the son of Mr. Harry Shuster.

         Messrs. Harry Shuster and Brian Shuster are currently directors of UIT. The Company recently acquired a technology license and certain related assets from UIT, which is a wholly owned subsidiary of ULC, as more fully described in
Item 1. Messrs. Harry Shuster and Brian Shuster were elected as directors of the Company following this transaction pursuant to the acquisition agreement and will so serve for three (3) years, if so elected. In connection with this transaction, Mr. Brian Shuster received two warrants, each entitling him to purchase 200,000 shares of the Common Stock of the Company. One warrant is exercisable for 200,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise Interactive, Inc. ("NetCruise") achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 200,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

Item 10.  Executive Compensation

         The following tabulation shows the total compensation paid by the Company for services in all capacities during the years ended December 31, 1998, 1997 and 1996 to the officers of the Company and total compensation for all Officers as a group for such period:


                           Annual Compensation                                  Long Term Compensation

                                                                                Awards           Payout
                                                                       Other            Restricted                 All
                                                              Annual            Stock   Options  LTIP     Other
Name and                   Year     Salary           Bonus    Compensation      Awards  /SAR's   Payout   Compensation
--------                   ----     ------           -----    ------------      ------  ------   ------   ------------
Principal
---------
Position                                                               (Mgmt. Fee)

Lawrence E. Burk           1998     $147,500         $0       $0                 $0     $0       $0                $0
President, & Chief         1997     $75,000(1)       $0       $0                 $0     $0       $0                $0
Executive Officer          1996     $0               $0       $0                 $0     $0       $0                $0

Joseph  Cutrona(2)         1998     $0               $0       $0                 $0     $0       $0               $0
                           1997     $41,631          $0       $6,667             $0     $0       $0               $0
                           1996     $73,500          $0       $5,000             $0     $0       $0               $0

Mark A. Kenny (3)          1998     $88,462          $0       $0                 $0     $0       $0               $0
                           1997     $64,231          $0       $28,967           $0      $0       $0               $0
                           1995     $42,000          $0       $16,250            $0     $0       $0               $0


John H. Wasko              1998     $80,000          $0       $0                 $0     $0       $0               $0
Chief Financial Officer,   1997     $81,247          $0       $20,000            $0     $0       $0               $0
Secretary & Treasurer      1996     $10,000          $0       $49,500            $0     $0       $0               $0

Warren D. Bagatelle        1998     $0               $0       $39,000(6)        $0      $0       $0               $0
Chairman                   1997     $0               $0       $59,500(4)        $0      $0       $0               $0
                           1996     $0               $0       $36,000(5)        $0      $0       $0               $0


(1) Salary paid to Mr. Burk for the period June 23, 1997 thru December 31, 1997. Mr. Burk's annual salary is $150,000.

(2) As of May 12, 1997, Mr. Cutrona is no longer an employee, officer or Director of the Company.

(3) Mr. Kenny formerly was the Company's Executive Vice President. He resigned as an employee and a Director of the Company as of November 6, 1998.

(4) Includes $51,000 of consulting fees paid to Loeb Partners Corporation of which Warren D. Bagatelle is Managing Director.

(5) Represents consulting fees paid to Loeb Partners Corporation.

(6) Includes $36,000 of consulting fees paid to Loeb Partners Corporation of which Warren D. Bagatelle is managing director.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following tabulation shows the security ownership as of February 22, 1999 of (i) each person known to the Company to be the beneficial owner of more than 5% of the Company's outstanding Common Stock, (ii) each Director and officer of the Company and (iii) all Directors and Officers as a group.

                                            NUMBER OF                           PERCENT
NAME & ADDRESS                              SHARES OWNED                        OF CLASS

Loeb Holding Corporation
As Escrow Agent (1)
61 Broadway
New York, NY 10006                                   1,188,973                  17.6%

Loeb Holding Corporation (2)
61 Broadway
New York, NY 10006                                   98,824                     1.46%

United Internet Technologies, Inc. (3)(7)
18081 Magnolia Avenue
Fountain Valley, CA 92708                            900,000                     13.3%

Warren D. Bagatelle  (1)(2)
Loeb Partners Corporation
61 Broadway
New York, NY 10006                                   1,287,797                  19.1%

Mark A. Kenny
Gen O2, Inc.
15 Clyde Road, Suite 201
Somerset, NJ 08873                                   324,175                    4.8%

John H. Wasko (4)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083                                      137,046                    2%

Lawrence E. Burk (5)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083                                      205,000                    3%

S. Charles Tabak (6)
ARC Medical Professional Personnel
36 Route 10W, Suite D
East Hanover, NJ 07936                                22,000                    *

David W. Sass (6)
McLaughlin & Stern, LLP
260 Madison Ave. 18th Fl.
New York, NY 10016                                    20,000                    *










Harry Shuster(3)(7)(8)
United Internet Technologies, Inc.
18081 Magnolia Avenue
Fountain Valley, CA 92708                              900,000                    13.3%

Brian Shuster (3)(8)
United Internet Technologies, Inc.
18081 Magnolia Avenue
Fountain Valley, CA 92708                                  0                    *


Yeshiva Beth Hillel of Krasner, Inc.                      400,000               5.9%
1371 42nd Street
Brooklyn, New York 11219


All Officers and Directors
as a group (7 persons)                             2,571,843(9)                 38%
---------------------
* less than 1%

         (1) Includes 853,679 shares of Common Stock purchased by Loeb Holding Corporation, as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners Corp., HSB Capital (of which Mr. Bagatelle is a partner), trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated persons, 282,353 shares of Common Stock issuable upon conversion of 282,353 shares of Series A Preferred Stock of the Company and 52,941 shares of Common Stock issuable upon conversion of two Convertible Notes aggregating $112,500. Loeb Holding Corporation disclaims any beneficial interest in these shares.

         (2) Includes 98,824 shares of Common Stock issuable upon conversion of 98,824 shares of Series A Preferred Stock of the Company.

         (3) UIT will also receive 1,100,000 shares of Series B Preferred Stock, convertible into 1,100,000 shares of Common Stock if Shareholders approve the issuance of 1,100,000 shares of Common Stock and two Warrants, each entitling the holder to purchase 800,000 shares of Common Stock. One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

         (4) Includes 14,362 shares of Common Stock owned of record by Joan E. Wasko, John Wasko's wife, of which Mr. Wasko disclaims beneficial ownership, but of which he may be deemed beneficial owner, a five (5) year option to purchase 35,000 shares of the Company's Common Stock at a price of $2.00 per share granted to Mr. Wasko by the Company on November 1, 1996, a five (5) year option to purchase an aggregate of 25,000 shares of Common Stock at a price of $4.75 per share granted on March 12, 1999 and 5,333 shares of Common Stock issuable upon conversion of Mr. Wasko's prorata share of a Convertible Note in the principal amount of $12,500.

         (5) Includes a five (5) year option to purchase an aggregate of 200,000 shares of Common Stock at a price of $4.75 per share granted on March 12, 1999

         (6) Includes a five (5) year option to purchase 15,000 shares of Common Stock at a price of $4.75 per share granted on March 12, 1999.

          (7) Includes the 900,000 shares of the Company's Common Stock owned by UIT. Mr. Harry Shuster is a significant shareholder, director and the Chairman of the Board of UIT and may be deemed the beneficial owner of these shares.

         (8) Does not include two warrants issued in connection with the acquisition of assets from UIT, each entitling Mr. Shuster to purchase 200,000 shares of the Company's Common Stock. One warrant is exercisable for 200,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other warrant is exercisable for 200,000 shares at $6.00 per share an may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

         (9) Includes all of the options granted to certain officers and directors pursuant to the foot notes numbered (1) through (7) above.


Item 12.  Certain Relationships and Related Transactions

              In February 1995, Loeb Holding Corporation, as escrow agent ("Loeb"), for Warren D. Bagatelle, HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals, agreed to loan the Company $500,000 evidenced by a series of Convertible Promissory Notes ("Convertible Promissory Notes"). In September, 1995, Loeb converted the Convertible Promissory Notes into 841,455 common shares of the Company and two Term Promissory Notes, one in the principal amount of $475,000 and the other in the principal amount of $25,000.

         On August 11, 1995, Robotic Lasers, Inc. acquired Travel Link by issuing 1,682,924 shares of restricted new Common Stock of the Company in exchange for the shares of the common stock of Travel Link owned by Joseph Cutrona, Mark A. Kenny and Steven E. Pollan, which represented all the issued and outstanding shares of common stock of Travel Link.

         In August 1995 the Company granted Mr. Wasko a five (5) year option to purchase 25,000 shares of Common Stock at a price of $0.60 per share, which option has been exercised. In November, 1996 the Company granted Mr. Wasko a five (5) year option to purchase 35,000 shares of Common Stock at a price of $2.00 per share, and in March 1999 the Company granted Mr. Wasko a five (5) year option to purchase an aggregate of 25,000 shares of Common Stock at a price of $4.75 per share.

         On September 5, 1995 the Company entered into a three year consulting and investment banking agreement with Loeb Partners Corporation. Under the terms of the agreement the Company pays Loeb Partners Corporation $3,000 per month. Loeb Partners Corporation will also receive a fee for arranging private financing and acquisitions. This banking agreement has been extended by the Company for three (3) years on the same terms. Mr. Warren D. Bagatelle, a Director and Chairman of the Company, is a Managing Director of Loeb Partners Corporation.

         During December 1995, Loeb agreed to loan the Company $250,000 evidenced by a series of Convertible Promissory Notes. In November 1996, Loeb converted the Convertible Promissory Notes into (i) two Term Promissory Notes, one in the principal amount of $237,500 and the other in the principal amount of $12,500 issued in December 1995 and discussed below and (ii) 420,728 shares of Common Stock of the Company, of which 420,000 shares of Common Stock are owned by four unaffiliated parties. Loeb Holding Corporation did not receive any shares of Common Stock in this transaction.

         In March 1998 the holder of two Term Convertible Promissory Notes in the principal amounts of $475,000 and $237,500, converted $400,000 of the principal amount of the former note and $200,000 of the principal amount of the latter note into 188,235 shares and 94,118 shares respectively of the Series A Preferred Stock of the Company at a price of $2.125 per share.

         The holder of the term promissory notes is Loeb Holding Corporation, as escrow agent for Warren D. Bagatelle, Managing Director of Loeb Partners Corp., HSB Capital (of which Mr. Bagatelle is a partner), trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated persons. Loeb Holding Corporation disclaims any beneficial interest in these shares. Warren D. Bagatelle is Chairman of the Company.

         The Term Promissory Note in the amount of $25,000 and the Term Promissory Note in the amount of $12,500 issued in December 1995 were converted in March 1998 into 400,000 shares of the Common Stock of the Company at a price of $0.09375 per share.

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

         During November and December 1996, the Company and Loeb Holding Corporation signed four eighteen (18) month Convertible Promissory Notes whereby Loeb Holding Corporation loaned the Company the sums of $75,000, $30,000, $10,000 and $95,000 (totaling $210,00). The Promissory Notes which bear interest at 10%, matured on May 11, 1998, May 25, 1998, June 2, 1998 and June 9, 1998. In
March 1998, Loeb, converted the total principal amount of the four Convertible Promissory Notes ($210,000) into 98,824 shares of the Series A Preferred Stock of the Company at a price of $2.125 per share.

         In connection with the acquisition of the technology license and the assets from UIT by NetCruise, Mr. Brian Shuster received two warrants, each entitling him to purchase 200,000 shares of the Common Stock of the Company. One warrant is exercisable for 200,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 200,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

         In November 1998 the Company entered into an Acquisition Agreement with a company newly formed by a management group led by Mark A. Kenny, a Company founder and former director. This new company was organized for the purpose of this acquisition. Mr. Kenny is still a shareholder of the Company.

          For the year ended December 31, 1997 the Company paid to the firm of McLaughlin & Stern, LLP the sum of $145,762 for legal services. Mr. Sass, a director of the Company, is a member of said firm.

         The Company believes that each of these transactions was entered into on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-k

(a)      (1)  Financial Statements
              Included in Part II of this report:

              Balance Sheets - December 31, 1998 and 1997.

              Statements of Operations During the Development Stage - For the Period from Inception through December 31, 1998 and the Years Ended December 31, 1998 and December 31, 1997.

              Statements of Cash Flows - For the Period from Inception through December 31, 1998 and for the Years Ended December 31, 1998 and December 31, 1997.

              Statement of Changes in Stockholders' Equity - For the Years Ended December 31, 1998 and December 31, 1997.

              Notes to Financial Statements


         (2)  Exhibits

         3.1*     Registrant's Articles of Incorporation
         3.2*     Registrant's By-Laws
         4.1*     Form of Common Stock Certificate
         4.2**    Redeemable  Warrant  Agreement  with Form of Class A and
                  Class B Warrant
         4.3**    Redeemable  Class X and Class Y Warrant  issued to Brian
                  Shuster to purchase up to
                  200,00 shares of the Company's Common Stock.
         4.4**    Redeemable  Class  V and  Class W  Warrant  issued  to  United
                  Internet Technologies, Inc. to purchase up to 800,00 shares of the Company's Common Stock.
         10.1**   Copy of Agreement dated June 30, 1999 between the Company and
                  United Internet Technologies, Inc., formerly known as United
                  Leisure Interactive, Inc. relating to the purchase of a technology license and certain related assets.
         10.2     Copy of Agreement  dated  November 6, 1998 between the Company and Corporate Travel Link, Inc., a wholly owned subsidiary of the Company, TranspoNet, Mark A. Kenny, Paul Murray and Gen
                  02,  Inc.,  relating  to the sale of the  Genisys  Reservation
                  Systems business.

All of the above referenced documents marked with an (*) are incorporated herein by reference to the Exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2, File No. 333-15011.

All of the above referenced documents marked with an (**) are incorporated herein by reference to the Exhibit the Company's Form 8-K dated March 26, 1998.

(b)      (1)  Reports on Form 8-K



                                  INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                                                              Page

Independent Auditors' Report                                                                                  F-2

Consolidated Financial Statements:

     Consolidated Balance Sheets at December 31, 1998 and 1997                                                F-3

     Consolidated Statements of Operations for the Years Ended December 31, 1998
        and 1997 and the Period From March 7, 1994  (commencement of development stage activities) to December 31, 1998
                                                                                                              F-4

     Consolidated Statements of Changes in Stockholders' Equity
         from inception to December 31, 1996 and for the Years Ended December 31, 1998 and 1997
                                                                                                              F-5

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1998
        and 1997, and the Period From March 7, 1994 (commencement of development stage activities) to December 31 ,1998
                                                                                                              F-6

     Notes to Consolidated Financial Statements                                                           F-7 to F-21


                                               INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders of Genisys Reservation Systems, Inc.
(A Development Stage Company)


We have audited the accompanying consolidated balance sheets of Genisys Reservation Systems, Inc. and Subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years ended December 31, 1998 and 1997, and for the period from March 7, 1994 (commencement of development stage activities) to December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Genisys Reservation Systems, Inc. and Subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997, and for the period from March 7, 1994 (commencement of development stage activities) to December 31, 1998, in conformity with generally accepted accounting principles.

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



                                                          WISS & COMPANY, LLP


Livingston, New Jersey
March 9, 1999


                           Development Stage Companies
                           CONSOLIDATED BALANCE SHEETS

                                                                                                        December 31,
                                                                                                   1998              1997

Cash and equivalents                                                                             $ 145,921        $2,207,841
Accounts receivable, less allowance for doubtful
 accounts of $15,000 (1998)                                                                         67,174             8,784
Prepaid expenses                                                                                       835             5,127
                                                                                                      ----            -----
      Total Current Assets                                                                         213,930         2,221,752
                                                                                                   664,204                 -
                                                                                                    91,400           261,643

 RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                                   2,376,265           581,193
                                                                                                    94,638            88,278
                                                                                                   -------           ------
                                                                                              $  3,440,437        $3,152,866
                                                                                               ============       ==========


Current maturities of long-term debt                                                              $ 21,875         $ 114,957
Accounts payable and accrued expenses                                                              208,509           192,712
Accrued interest payable - related parties                                                         179,758           163,296
                                                                                                  --------          -------
      Total Current Liabilities                                                                   410,142           470,965
                                                                                                  --------          -------
                                                                                                   90,625           982,742
                                                                                                   -------          -------


Preferred stock, $.0001 par value: 24,294,000 shares
  authorized, none outstanding                                                                           -                 -
Series A preferred stock, $.0001 par value, 706,000 shares
  authorized; issued and outstanding 381,177 shares (1998)                                              38                 -
Common stock, $.0001 par value: 75,000,000 shares
  authorized; issued and outstanding 6,913,965* shares
  (1998) and 4,355,594 shares (1997)                                                                   691               436
Additional paid-in capital                                                                       8,518,558         4,933,851
Deficit accumulated during development stage                                                    (5,579,617)       (3,235,128)
                                                                                                -----------       -----------
      Total Stockholders' Equity                                                                 2,939,670         1,699,159
                                                                                                ----------         ---------
                                                                                              $  3,440,437        $3,152,866
                                                                                              ============         ==========

      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                  Development Stage Companies
             CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                             Period from
                                                                                                            March 7, 1994
                                                                                                           (Commencement of
                                                                                                             Development
                                                                                                         Stage Activities) to
                                                                       Year Ended December 31,               December 31,
                                                                       1998                1997                  1998
                                                                       -----               ----                  ----

SERVICE REVENUES                                                          $ 33,290                 $ -               $ 33,290
                                                                          ---------                ----              --------

     Cost of services                                                        19,306                   -                 19,306
     General and administrative                                             963,122             581,345              1,544,467
     Depreciation and amortization                                          228,563              21,686                250,249
     Interest expense (income), net                                         (20,507)            55,407                205,699
                                                                            --------            -------               -------
                                                                         1,190,484             658,438              2,019,721
                                                                         ----------            --------             ---------
LOSS BEFORE EQUITY IN GEN 02, INC.                                       (1,157,194)           (658,438)            (1,986,431)
EQUITY IN LOSS OF GEN 02, INC.                                           (1,187,295)           (931,687)            (3,593,186)
                                                                         -----------           ---------            -----------
NET LOSS INCURRED DURING THE
     DEVELOPMENT STAGE                                                  $(2,344,489)       $ (1,590,125)          $ (5,579,617)
                                                                        ============       =============          =============
WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                                           5,561,000           4,121,000              3,313,000
                                                                         ==========          ==========             =========
BASIC AND DILUTED LOSS
 PER COMMON SHARE                                                            $ (.42)             $ (.39)               $ (1.69)
                                                                             =======             =======               ========

See accompanying notes to consolidated financial statements.

         GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
          Development Stage Companies
          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                                       Deficit
                                                                                                                     Accumulated
                                                  Amount    Series A Preferred                           Additional  During the
                                                    Per      Stock                    Common Stock        Paid-in    Development
                                                  Share      Shares    Par Value   Shares      Par Value  Capital      Stage

INCEPTION TO DECEMBER 31, 1996:
   Issuance of common stock in August 1995 for
     for services received in 1996 and 1995          $ .01          -       $ -    1,682,924      $ 168    $ 19,432          $ -
   Net liabilities (principally accounts payable)
     assumed in reverse acquisition in
     August 1995                                      (.05)         -         -      280,487         28     (14,115)           -
   Conversion of related party debt into
     common stock                                      .02          -         -      841,455         84      13,322            -
   Issuance of common stock in 1996 for:
     Cash                                             2.00          -         -       55,000          6     109,994            -
     Conversion of stockholder note                    .02          -         -      420,766         42       6,661            -
   Contributions to capital in 1996                      -          -         -            -          -     106,700            -
   Issuance of warrants                                  -          -         -            -          -      10,350            -
   Losses incurred during the development
     stage                                               -         -         -            -          -           -    (1,645,003)
                                                                   --        --           --         --          --   -----------



BALANCES, DECEMBER 31, 1996                                         -         -    3,280,632        328     252,344   (1,645,003)
YEAR ENDED DECEMBER 31, 1997:
   Contribution to capital by
     stockholder/officer                                            -         -            -          -     128,700            -
   Proceeds from public offering
     of common stock and
     warrants, less related costs                     5.00          -         -    1,035,000        103   4,507,812            -
   Conversion of convertible
     notes into common stock                          2.00          -         -       15,000          2      29,998            -
   Issuance of common stock
     upon exercise of option                           .60          -         -       25,000          3      14,997            -
   Net loss                                                        -         -            -          -           -    (1,590,125)
                                                                   ==        ==           ==         ==          ==   ===========

BALANCES, DECEMBER 31, 1997                                         -         -    4,355,632        436   4,933,851   (3,235,128)

   Issuance of stock upon Sterling acquisition        1.50          -         -       25,000          3      37,498            -
   Issuance of common stock upon
     acquisition of UIT assets                        1.53          -         -    2,000,000        200   2,499,800           *
   Conversion of convertible
     notes into:
       Common stock                                    .09          -         -      400,000         40      37,460            -
       Series A preferred stock                      2.125    381,177        38                             809,962
   Issuance of common stock for cash                                                 133,333         13     199,987            -
   Net loss                                           1.50         -         -            -          -           -    (2,344,489)
                                                                   ==        ==           ==         ==          ==   ===========

BALANCES, DECEMBER 31, 1998                                    381,177      $ 38    6,913,965      $ 691  $ 8,518,558 $ (5,579,617)
                                                               ========     =====   ==========     ====== =========================

*2,000,000 shares issued are subject to shareholder aproval (Note 3).


See accompanying notes to consolidated financial statements.


                                            Development Stage Companies
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Period from
                                                                                                             March 7, 1994
                                                                                                             (Commencement of
                                                                                                              Development
                                                                                                           Stage Activities) to

                                                                                 Year Ended December 31,     December 31,
                                                                                     1998          1997          1998
                                                                              -----  -----   ----- -----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                   $ (2,344,489) $ (1,590,125)     $ (5,579,617)
     Adjustments to reconcile net loss to net
       cash flows from operating activities:
        Equity in loss of GEN 02, Inc. since its inception                           119,918             -           119,918
        Depreciation and amortization                                                534,503       217,387           868,397
        Contribution to capital for services rendered                                      -             -            49,600
        Changes in operating assets and liabilities:
          Accounts receivable                                                        (59,296)       (8,784)          (68,080)
          Prepaid expenses                                                            (7,478)       (4,286)          (12,845)
          Deposits and other                                                          (6,360)        3,241           (68,683)
          Accounts payable and accrued expenses                                      41,775       (147,669)         381,757
                                                                                     -------      ---------         -------
            Net cash flows from operating activities                              (1,721,427)   (1,530,236)       (4,309,553)
                                                                                  -----------   -----------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and software                                            (445,007)     (457,202)       (1,549,982)
     Acquisition of Prosoft, Inc.                                                          -       (34,602)          (34,601)
          Advances to GEN 02                                                         (40,000)           -            (40,000)
                                                                                     --------           --           --------
            Net cash flows from investing activities                                (485,007)     (491,804) -     (1,624,583)
                                                                                    ---------     --------- --    -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                                      (92,986)      (78,340)         (171,326)
     Proceeds from public offering of common
        stock and warrants net of deferred offering costs                                  -     4,661,125         4,507,915
     Issuance of common stock for business acquisitions                               37,500             -            37,500
     Contribution to capital - stockholder/officer                                         -       128,700           205,400
     Proceeds from issuance of notes payable                                               -             -           955,000
     Payments under computer equipment leases                                              -             -           (63,076)
     Proceeds from sale and lease-back                                                     -             -           294,644
     Proceeds from sale of common stock                                              200,000             -           310,000
     Proceeds from issuance of 10% promissory
        notes and related warrants, less related costs                                     -             -           517,500
     Payments of 10% promissory notes                                                      -      (563,500)         (563,500)
     Other                                                                                -         (9,652)          50,000
                                                                                          --        -------          ------
            Net cash flows from financing activities                                144,514     4,138,333   -     6,080,057
                                                                                    --------    ----------  --    ---------
NET CHANGE IN CASH AND EQUIVALENTS                                                (2,061,920)    2,116,293           145,921
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                         2,207,841        91,548                 -
                                                                                  ----------       -------                -
CASH AND EQUIVALENTS, END OF PERIOD                                               $ 145,921   $ 2,207,841         $ 145,921
                                                                                  ==========  ============        =========
SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                 $ 27,824      $ 94,822         $ 168,322
                                                                                   =========     =========        =========
     Issuance of common stock for UIT assets                                    $ 2,500,000           $ -       $ 2,500,000
                                                                                ============          ====     ===========
     Conversion of related party debt into common
        stock                                                                      $ 37,500           $ -          $ 57,609
                                                                                   =========          ====         ========
     Conversion of convertible notes payable
        to common stock                                                                 $ -      $ 30,000          $ 30,000
                                                                                        ====     =========         ========
     Conversion of related party debt into Series A preferred stock               $ 810,000           $ -         $ 810,000
                                                                                  ==========          ====        =========
     Net assets exchanged for investment in GEN 02, Inc.                          $ 744,122           $ -         $ 744,122
                                                                                  ==========          ====        =========

See accompanying notes to consolidated financial statements.


               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                         Development Stage Companies

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1   -      Summary of Significant Accounting Policies:

                Development   Stage  Activities  -  Although  planned  principal
                operations  have  commenced,  revenues  to date  have  not  been significant;  accordingly,  the  Company  and  its  subsidiaries continue to be in the development stage.

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

                Principles  of  Consolidation  -  The   consolidated   financial
                statements   include  the   accounts  of  the  Company  and  its
                majority-owned   subsidiaries.   All  significant   intercompany
                transactions and accounts have been eliminated in consolidation.

                Financial  Instruments - Financial  instruments include cash and equivalents,  other assets,  accounts payable,  accrued expenses
                and  long-term   debt.   The  amounts   reported  for  financial
                instruments   are   generally   considered   to  be   reasonable
                approximations of their fair values, based on market information available  to  management;  the  difference  is  not  considered significant.

                Cash and Equivalents - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

                Concentration  of Credit Risk - The Company  maintains  its cash balances in several financial institutions. The accounts at each
                institution  are  insured  by  the  Federal  Deposit   Insurance
                Corporation  up to $100,000.  At December 31, 1997,  the Company
                had no uninsured cash  balances,  as  approximately  $90,000 was invested in an insured money market fund.

                Investment  in and  Advances  to Gen 02,  Inc. - The  Company is
                reporting  contingent payments received from Gen 02, Inc. on the cost recovery method.  Although any earnings will be reported on the equity  method,  all losses  incurred by Gen 02, Inc. to the
                extent  of  the   Company's   carrying   amount  of  the  assets
                transferred  plus  advances  will  be  reported  in  full by the
                Company,  since the only other capital being  contributed to Gen
                02, Inc. was $50. To the extent not recovered through contingent payments,  the difference is being  amortized on a straight-line basis over the  remaining  lives of the assets  transferred  and
                will  be  further  written  down  for  any  impairment.   It  is
                reasonably  possible that the  remaining  economic life of these assets  could be reduced  significantly  in the near term due to future  developments.  As a result,  the carrying amounts may be reduced materially in the near term.


                Property and Equipment - Property and equipment are stated at cost and depreciation is provided using the straight-line method over an estimated useful life of 5 years.

                Computer Software Costs and Technology Licenses- The Company capitalizes the direct costs of materials, services and interest consumed in software development and the cost of acquired technology licenses and related assets. Such costs are being amortized on a straight-line basis over three to five years, subject to periodic evaluation for impairment. It is reasonably possible that the remaining economic life of these assets could be reduced significantly in the near term due to future developments. As a result, the carrying amounts may be reduced materially in the near term.

                Adoption of Statement of Position 98-1 had no material effect on the Company, as its prior policies substantially conformed.

                Debt Issue Costs - Costs related to the issuance of debt are capitalized and amortized over the term of the related debt as an adjustment to interest expense.

                Income Taxes - Deferred tax assets and liabilities are computed for temporary differences between the financial statement and tax bases of assets and liabilities that will result in taxable or deductible amounts in the future, based on enacted tax laws and rates applicable to the periods in which the temporary differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

                Stock Based  Compensation  - Statement of  Financial  Accounting
                Standards No. 123  "Accounting  for  Stock-Based  Compensation,"
                ("FAS  123")  encourages,  but does not  require,  companies  to record compensation cost at fair value for stock-based  employee compensation  plans.  The  Company  has  chosen to  continue  to account for stock-based  compensation  using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25,
                "Accounting   for  Stock  Issued  to  Employees,"   and  related
                Interpretations.  Accordingly,  compensation  cost  for  options granted by the Company is measured as the excess, if any, of the quoted  market price of the  Company's  stock at the date of the grant over the amount an employee must pay to acquire the stock.
                Since the exercise  price equaled or exceeded the estimated fair value  of  the  underlying  shares  at the  date  of  grant,  no compensation was recognized in 1998 and 1997.


                Had compensation cost been based upon the fair value of the options on the date of grant, as prescribed by FAS 123, the Company's proforma net loss and net loss per share would have been approximately $(2,681,000) or $0.48 per share in 1998 and approximately $(2,801,000) or $.68 per share in 1997. The fair value of the options were estimated at the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions, risk-free interest rates of 5.0%, dividend yield of 0.0%, volatility factor equal to 70.4% (1998) and 59.2% (1997) and an expected life equaling the options exercise periods.

                Net Loss Per Common Share -Basic loss per share is based upon the weighted average number of outstanding common shares. The shares issuable upon the exercise of outstanding warrants and options or upon conversion of outstanding debt have been excluded since the effect would be antidilutive, due to net losses for all periods presented; accordingly, diluted loss per share is the same as basic loss per share for all periods reported. Common shares and warrants issuable upon contingencies described in Note 7 are being excluded from basic and diluted earnings (loss) per share until the beginning of the year if and when the contingencies are met.


Note  2 -  Operating  and  Liquidity  Difficulties  and  Management's  Plans  to
           Overcome:

                The accompanying  financial  statements of the Company have been presented  on  the  basis  that  it is a  going  concern,  which contemplates  the realization of assets and the  satisfaction of liabilities  in the normal  course of business.  The Company has reported  net  losses  since  inception  and  expects  to  incur additional operating losses over the next several quarters.  The
                Company  has  also  experienced  liquidity   difficulties  since
                inception,  and in order to  continue  the  marketing  and sales efforts  of the  Company's  internet  travel  business  may need additional  financing.  The Company has financed its  operations since inception with the proceeds from the issuance of long-term debt,  with the proceeds  from its public and private  offerings and loans from a related party.

                From  inception  to  November  6, 1998,  the  operations  of the
                Company  were  devoted  to  market  research  and  developing  a software and hardware  system for  computerizing  the  limousine reservation and payment system.
                Upon  completion,   the  Company  commenced  generating  limited
                revenues.

                As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel
                Consultants recently acquired, although these revenues were not significant for the fourth fiscal quarter ended December 31, 1998. Management of the Company expects the internet travel business to be fully operational in mid-1999 and is planning to


                begin  television   marketing  of  the  Company's   products  in
                mid-1999.  These efforts are expected to significantly  increase revenues in 1999.  The Company  plans to continue an  aggressive marketing  campaign  as well as  expand  its  network  of travel consultants  throughout 1999. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company has also begun to receive  contingent  payments from GEN 02 although these  payments  were  not  significant  for the  fourth  fiscal quarter ended December 31, 1998. The Company completed a private placement of common  stock in January  1999 and  received  gross proceeds of $1,500,000  of which  $200,000 was received in 1998.
                With these  proceeds and  anticipated  cash to be received  from revenues, the Company  believes  that it will  have  sufficient resources  to provide  for its planned  operations  for the next twelve  months.  At the present time,  the Company does not have any alternative plans to raise additional funds needed to market or  complete  development  of  its  web  site  or to  fund  cash shortfalls should anticipated revenues not be achieved.

                Reference  should  be  made  to  "Management's   Discussion  and
                Analysis  of  Financial  Condition  and  Results of  Operations"
                included elsewhere herein for additional information.

Note 3 -  Acquisitions,  Exchange of Assets for Interest in Non  Majority  Owned
          Entity and Business Segments:

                Acquisitions - In June 1997, the Company acquired 80% of the outstanding common stock of Prosoft, Inc. ("Prosoft") for an aggregate purchase price of $34,602. This transaction has been accounted for as purchase and is included in the Company's consolidated financial statements as of the date of acquisition.
                The assets acquired consist principally of equipment.

                Net Cruise - As of June 30, 1998,  the  Company's,  newly formed subsidiary, Net Cruise Interactive, Inc. ("Net Cruise") acquired computer software,  a technology license and related assets from
                United  Leisure  Interactive,   Inc.  ("UIT")  in  exchange  for
                2,000,000  shares  of  the  Company's  stock  and  two  warrants
                ("Warrants"). Subsequently, the Company was advised that because the  issuance of 2,000,000  shares and warrants  exceeded 20% of the issued and  outstanding  shares,  shareholder  approval  was required by a NASDAQ rule. NASDAQ has agreed to continue listing the Company's securities on the NASDAQ Small Cap Market pursuant to the following  conditions:  (i) the UIT  Transaction  must be unwound in the event  shareholders do not ratify the acquisition of the software,  technology  license and certain related assets from UIT and approve the issuance of 1,100,000  shares of Common
                Stock and two Stock  Purchase  Warrants to UIT; (ii) the Company
                must file a Definitive  Proxy  Statement with the Securities and
                Exchange  Commission and NASDAQ on or before  February 15, 1999;
                and (iii) the Company must submit  documentation to NASDAQ on or
                before  April  15,  1999   evidencing   either  the  receipt  of
                shareholder approval of the issuance of additional shares to UIT or the unwinding of the issuance of additional shares to UIT and purchase of the  technology  license and certain  related assets from UIT. The Company has  requested  an  extension  from NASDAQ with respect to the deadline to July 31, 1999.

                The Company and UIT have  restructured  the transactions so that
                UIT will return to the Company 1,100,000 shares of the Company's
                Common Stock (retaining 900,000 shares that are not in violation of the NASDAQ Market Place Rule) and the  Warrants.  The Company
                will  issue to UIT  1,100,000  shares  of  Convertible  Series B
                Preferred Stock (the "Series B Preferred Stock"), which Series B
                Preferred  Stock is  automatically  convertible  into  1,100,000 shares of the Company's Common Stock upon  Shareholder  approval of the  issuance of the  1,100,000  shares of Series B Preferred
                Stock  and  the  Warrants.  The  Series  B  Preferred  Stock  is
                non-voting  stock and carries a mandatory  dividend of $275,000, payable on September 30, 1999 and a mandatory quarterly dividend at the  rate  of  $68,750  commencing  with  the  quarter  ended
                December  31,  1999.   No  dividend   will  be  payable  if  the
                Shareholders approve the issuance of the 1,100,000 shares Common
                Stock  and  Warrants  prior to the time  that  the  dividend  is payable. Therefore, the total purchase in the UIT Transaction is
                900,000  shares of the  Company's  Common  Stock  and  1,100,000 shares of the Company's Series B Convertible Preferred Stock. If
                shareholders  ratify the  acquisition,  the  Series B  Preferred
                Stock will  automatically  be converted into 1,100,000 shares of the  Company's  Common  Stock and the  Company  will  issues two warrants,  each to purchase  800,000 shares of Common Stock,  as outlined above (See Note 7).

                In the event  shareholders  do not ratify the acquisition of the assets and approve the  issuance of  1,100,000  shares of Common
                Stock and two stock purchase warrants,  the UIT Transaction will be unwound.  In such event, the Company  estimates that the cost to undo the transaction  will not exceed $50,000.  This estimate
                includes  accounting  fees,  legal  fees,   recording  fees  and
                employee termination fees. In the event that the UIT Transaction must be unwound,  (i) the Company shall  reassign the technology license  and return  the  related  assets to UIT;  (ii) UIT will return  to the  Company  all  stock  certificates  and  warrants received  pursuant to the UIT  Transaction  and (iii) Mr.  Brian
                Shuster will return the  warrants  issued to him by the Company;
                and (iv)  Messrs.  Brian and Harry  Shuster will resign from any officer or director  position  held by them.  In  addition,  Mr.
                Brian Shuster's consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date.

                Other - On November 5, 1998, the Company  acquired  Sterling AKG
                Corp. d/b/a Sterling Travel ("Sterling") for 25,000 shares of common stock and contingent shares (See Note 7).

                In February  1999,  the Company  acquired  Sammy's Travel World,
                Inc., a travel agency for 36,600 shares of common stock valued at $1.50 per share ($54,900).

                In  the  event  these  transactions  are  not  approved,   these
                transactions  would  be  rescinded  and the  shares  issued  for
                Sammy's  described  above  can be sold back to the  Company  for
                $109,800 at Sammy's option.

                Accounting - For accounting purposes, the fair value of the shares has been allocated to the assets acquired based upon management's estimate of the relative fair values. No value has been placed on the warrants issued UIT or on the contingent shares issuable to Sterling, as the value is contingent upon future earnings. When the contingency is resolved, the fair value of the warrants and shares will be treated as an additional cost of the acquisitions.

                Pro forma results assuming the acquisitions had occurred as of January 1, 1997 have not been presented, as the acquisitions of Pro Soft, Sterling and Sammy's were not deemed significant and the acquisition of assets from UIT was not of a business.

                Exchange of Assets - In November 1998, the Company decided to exchange the assets of its computerized limousine reservation and payment system for a 32.7% interest in Gen O2, Inc., a Company newly formed by a former director and founder of the Company, and contingent payments for a period of five years (up to a maximum total of $1,080,000). For financial reporting purposes, this exchange resulted in a change in reporting to the equity basis whereby the operating results of the business exchanged in 1998 have been reclassified to the equity basis of reporting in 1997; there was no effect on net income.

                The Company is also obligated to lend $175,000 in 1998 and 1999 of which $40,000 has been loaned at December 31, 1998. These loans are payable $10,000 in 1999 and $30,000 in 2000. (See
                "Item 1, Business - General" for additional information.)

                Costs and expenses  incurred  prior to the exchange for 1998 and
                1997 were  allocated  between Gen 02,  Inc.'s  business  and the remaining  business of the Company.  The latter  represents  the
                Company's corporate expenses (officers' and office compensation, professional  fees,  rent and similar costs) and, since June 30,
                1998,  the  operation  of its  Internet  travel  business.  Such general  and  administrative  expenses  relate  to  all  of  its business activities.  Common expenses have been allocated to the limousine  reservation and ProSoft business (Gen 02, Inc.) on an incremental basis and all other ongoing  corporate  expenses are reported as costs of the remaining  business.  In the opinion of management,  this allocation approximates costs which would have been incurred on a stand alone basis. However, operating results are not  necessarily  indicative  of  results  which  would have occurred  had  the  Company's  operations  been  conducted  as a separate and independent  company.  For years prior to 1997, all
                activities   were   attributed  to  the  limousine   reservation
                business.
                                               F-12


                Business Segment - The Company is presently engaged in one business segment, computerized applications for travel. This business presently includes the operations of Sterling and development stage activities from UIT. Gen 02, Inc., including
                ProSoft, which is 32.7% owned is engaged in the marketing of a computerized limousine reservation and payment system. There are no activities between GEN 02, Inc. and the Company, other than allocated expenses noted above.

                Summarized information on Gen 02, Inc. is as follows:

                                                                                         Year Ended December 31,
                                                                                           1998              1997

                  Revenues from external domestic customers                             $     96,680       $     25,863
                                                                                        ------------       ------------

                  Expenses:
                      Cost of services                                                       136,766             24,992
                      General and administrative                                             755,067            736,858
                      Depreciation and amortization                                          392,142            195,700
                                                                                       -------------       ------------
                  Net loss                                                                 1,283,975            975,550
                                                                                         -----------       ------------

                  Net loss                                                               $(1,187,295)       $  (931,687)
                                                                                         ===========        ===========

                  Capital expenditures                                                  $    221,697        $   457,202
                                                                                        ============        ===========

                                                                                       December 31,
                                                                                          1998


                  Current assets                                                        $     34,229

                  Property and equipment                                                     198,098
                  Computer software costs                                                    520,986
                  Other assets                                                                 7,420

                                                                                         $   760,733


                  Current liabilities                                                   $     74,529
                  Due to Company and Transponet                                               62,000
                  Equity                                                                     624,204

                                                                                         $   760,733

                Pro Forma Statements -The acquisition of assets from UIT and the exchange of assets for a non-controlling equity interest in Gen
                02,  Inc.  are  subject  to  ratification  by the  shareholders.
                (Reference should be made to "Pro Forma Financial Statements" and "Item 1, Business - General" appearing elsewhere herein for description of the effects of either or both recissions.


Note 4   -      Property and Equipment:

Property and equipment at December 31, 1998 and 1997 are  summarized as follows:
                                                                                                 December 31,
                                                                                              1998            1997

                           Computer equipment                                             $  98,925           $349,075
                           Furniture and fixtures                                             6,509             46,392
                                                                                        -----------         ----------
                                                                                            105,434            395,467
                           Less: Accumulated depreciation                                    14,034            133,824
                                                                                         ----------          ---------

                                                                                          $  91,400           $261,643
                                                                                          =========           ========

Note 5   -      Long-term Debt:

                Notes Payable - Related Party - Term Promissory Notes in the amount of $712,500 provided for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and unless previously converted, the principal amount of each note was to be repaid in twelve quarterly installments, commencing
                September 1, 1998, or on such earlier date as such notes provide. The notes and the unpaid interest accrued thereon, are convertible at the sole option of the holder into shares of Series A Preferred Stock of the Company at a conversion price of $2.125 per share. In March 1998, $600,000 of the notes were converted into 282,353 shares of Series A Preferred Stock of the Company.

                Term Promissory Notes in the amount of $37,500 provided for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and, unless previously converted, the principal amount of each note was to be repaid in twelve equal quarterly installments, commencing September 1, 1998, or on such earlier date as such notes provide. In March 1998 the notes were converted into an aggregate of 400,000 common shares of the Company.

                During  November and December 1996, the Company and Loeb Holding
                Corporation signed four eighteen (18) month Promissory Notes totalling $210,000 which bore interest at 10%. The Promissory
                Notes  were  converted  in 1998 into  98,824  shares of Series A
                Preferred Stock of the Company at a conversion price of $2.125 per share.

                Interest paid under these loan agreements to date has been immaterial.

                Capital  Leases - The Company had  sale/lease-back  arrangements
                relating  to  computer   hardware  and  commercially   purchased
                software for its limousine reservation operations.  The net book


                value  of  capitalized   equipment  at  December  31,  1997  was
                approximately  $230,000.  Pursuant to the November 1998 exchange of assets (see Note 3), this  obligation  was assumed by GEN 02,
                Inc.

                Summary of long-term debt:

                                                                                                 December 31,
                                                                                          1998               1997
                Notes payable - stockholder,  less  unamortized debt discount of
                  $8,179 and $9,654 and 1998 and 1997, respectively
                                                                                         $   112,500        $   740,346
                Notes payable - related party                                                 -                 610,000
                Capital leases                                                                  -               147,353
                                                                                    ------------------     ------------
                                                                                             112,500          1,497,699
                Less:  Current maturities                                                     21,875            514,957
                                                                                       -------------       ------------

                                                                                        $     90,625        $   982,742
                                                                                        ============        ===========

                Future maturities of long-term debt are $37,500 (2000),  $37,500
(2001) and $15,625 (2002).:

Note 6    -     Income Taxes:

                Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from net operating loss carryforwards and results in a deferred tax asset of approximately $2,400,000 at December 31, 1998.

                A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, and it being a development stage company, that a full valuation allowance is appropriate at December 31, 1998.

                A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:

                                                                                     Year Ended December 31,
                                                                                    1998                 1997
                    Computed tax benefit on net loss at federal statutory
                      rate                                                          $(800,000)         $ (550,000)

                    State income tax benefit, net of federal income tax
                      effect                                                         (140,000)           (100,000)

                    Tax effect of net operating losses not currently usable
                                                                                      940,000             650,000
                                                                                   ----------         -----------

                    Provision (benefit) for income taxes                      $        -         $         -
                                                                              ===============    ===========

                At December 31, 1998, the Company had net operating loss carryforwards of approximately $6,000,000 expiring through 2013.

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

                Preferred  Stock - The Company's  Certificate  of  Incorporation
                authorizes the issuance of up to 25,000,000  shares of Preferred
                Stock.  On March 10,  1998,  the Board of  Directors  designated
                706,000   shares  of  Series  A   Preferred   Stock   which  are
                convertible,   in  whole  or  in  part,   into  fully  paid  and
                nonassessable Common Shares on a one-for-one basis at the option of the respective holders thereof.  The Series A Preferred Stock holders  are not  entitled  to the  payment  of  dividends.  The
                Company,  at its sole  option,  has the right to redeem  all or, from time to time, any number of the then outstanding  shares of
                Series A  Preferred  Stock at a  redemption  price of $2.125 per share plus a 10% per year increase in the redemption rate.

                The Board of Directors is authorized to issue additional shares of Preferred Stock from time to time in one or more series and to establish and designate any such series and to fix the number of shares and the relative conversion rights, voting rights, terms of redemption and liquidation.

                Public Offering - On March 26, 1997, the Company consummated a public offering of its securities consisting of 1,035,000 shares of common stock, 1,725,000 Class A Redeemable Warrants and
                1,035,000 Class B Redeemable Warrants. Each redeemable warrant is exercisable for a period of 48 months, commencing September
                20, 1997 and entitles the holder to acquire one share of common stock at $5.75 (Class A) or $6.75 (Class B) per share.
                Commencing March 20, 1998, the Company has had the right at any time to redeem all, but not less than all, of the Class A or Class B warrants at a price equal to $.20 per Class A warrant and $.10 per Class B warrant, provided that the closing bid price of the common stock equals or exceeds $6.25 (Class A) or $7.25 (Class B)
                per share.

                Cancellation of Shares - In August 1996, the Company gave notice to a former officer and director of the Company that it was cancelling the 333,216 shares of its common stock which had been issued to the former officer in connection with services to be provided at the inception of Travel Link. Such cancellation relates to various claims made by the Company against the former officer and failure to provide services to the Company. The former officer has contested the attempt by the Company to cancel his shares. Pending return of the shares, they are considered outstanding for all periods presented herein. (See
                Note 8 for information concerning litigation commenced by the former officer.)

                Warrants - Pursuant to a private offering in May and June 1996, Class A Redeemable Warrants entitling the holders to purchase
                287,500 shares of the Company's common stock through August 2001 were issued.

                Subject  to  shareholder  approval,   warrants  were  issued  in
                connection  with the UIT  transaction  described  in Note 3. One warrant is  exercisable  for  800,000  shares at $2.50 per share between April 1, 2002 and June 30, 2002,  but only if Net Cruise achieves  net income (as  defined)  of at least  $5,000,000  for
                1999,  2000 and  2001.  The other  Warrant  is  exercisable  for
                800,000  shares at $6 per share  between  April 1, 2002 and June
                30,  2002,  but  only if Net  Cruise  achieves  net  income  (as defined)  of at least  $10,000,000  for  1999,  2000  and  2001.
                Subsequent  to the  acquisition  of UIT's  assets,  two of UIT's executives became consultants and directors of the Company.  One of the  directors  received  two  warrants to  purchase  200,000 shares  each  under  the same  terms as those  issued  for UIT's assets. No value has been placed on these Warrants, as the value is contingent  upon future  earnings.  When the  contingency  is resolved, the fair value of the warrants issued for UIT's assets will be treated as an additional  cost of the  acquisition  and, those to the director, as compensation expense.

                Contingent Shares - In connection with the Sterling acquisition described in Note 3, an additional 17,500 shares were placed in escrow and will be released in the event the Company achieves
                $3,000,000 of gross sales during the twelve months ended October
                31, 1999.

                Non-incentive Options - In August 1995, the Company granted an option to purchase 25,000 shares of its common stock to an officer, exercisable at $.60 per share through August 2000. On
                May 29, 1997, these options were exercised. In November 1995, the Company granted an option to purchase 35,000 shares of its common stock to the same officer exercisable at $2 per share through November 2001.

                In connection with the leases described in Note 5, the Company granted to the lessor warrants to purchase 22,098 shares of common stock at an exercise price of $2 per share.

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

                Incentive Options - Effective May 12, 1997, the Company's Board of Directors approved the Genisys Reservation Systems, Inc. 1997
                Stock Incentive Plan, (the "Plan"). Information on incentive stock options activity for this Plan is as follows:

                                                                                  Year Ended December 31,
                                                                            1998                            1997
                                                                                Weighted -                       Weighted -
                                                                  Shares          Average          Shares          Average
                                                                  Under          Exercise          Under          Exercise
                                                                  Option          Price            Option          Price

                    Balance, beginning of year                     354,000         $6.14             -         $      -

                    Options granted                                122,000          4.44            354,000          6.14
                    Options exercised                               -               -                -               -
                    Options cancelled                              121,500          -                -               -
                                                                 ---------                     ------------

                    Balance, end of year                           354,500         $5.55            354,000         $6.14
                                                                   =======         =====            =======         =====


                    Exercisable                                    135,422         $5.77             96,500         $6.68
                                                                   =======         =====           ========         =====

                Contribution to Capital - In February 1997, the former President of the Company sold shares of the Company's common stock owned by him and simultaneously remitted the proceeds of $19,700 to the Company in the form of a capital contribution. The Company's former Executive Vice President, using his own shares of common stock of the Company, has reimbursed the Company's former
                President for one-half of the number of shares he sold.

                On July 28, 1997,  the  Company's  former  President  and former
                Executive Vice-President each contributed 14,553 shares of the Company's common stock, valued at a total of $109,000, to ProSoft in payment for computer software design and other consulting services provided to the Company. The Company has agreed to issue an equal number of new shares of common stock to such stockholders in six equal installments, if the Company meets certain performance criteria on six specified dates. Five of such performance criteria have not been met on the specified due dates and, accordingly, no new shares will be issued for five of the targets. The sixth target was met and, accordingly, 4,851 shares will be issued in 1999.

Note 8    -     Commitments and Contingencies:

                Leases - The Company leases its administrative facilities under a five-year lease expiring in March 2002. The lease provides for annual rent of approximately $45,000. The Company also has an office lease expiring in August 2000 which provides for annual rent of approximately $10,200.

                Rent  expense  totalled  $79,747  and $52,900 for the year ended
                December 31, 1998 and 1997, respectively.

                Consulting  and Employment  Agreements - In September  1995, the
                Company entered into a three year consulting agreement with an investment banking firm whose managing director is a stockholder and the Chairman of the Board of Directors of the Company. The agreement provides for a consulting fee of $3,000 per month and has been extended by the Company for an additional three year period (aggregate commitment at December 31, 1998 - $96,000).

                In connection with the acquisition of Sammy's (Note 3), the Company agreed to pay an executive $50,000 per year for two years and granted options to purchase 10,000 shares of common stock at fair market value.

                Contingencies  - On April  17,  1997,  a former  officer  of the
                Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies, and various related and unrelated parties seeking among other things a declaratory judgment that the former officer is the owner of the 333,216 shares of Common
                Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided
                (see Note 6) and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer. (See note 7 Cancellation of Shares.)

                On December 23, 1997, an individual filed an action in the Superior Court of New Jersey against the Company and the former
                President of the Company, alleging that the former President of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer.
                A former officer and director has agreed to hold the Company harmless and indemnify the Company from any and all claims.
                Management believes that there will be no material effect on the Company as a result of this action.

               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
                 PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                DECEMBER 31, 1998
                                   (Unaudited)

The following statements are based upon the historical balance sheet of the Company appearing elsewhere herein to show the effect on the Company's balance sheet if the shareholders approve or do not approve (1) the issuance of 1,100,000 shares of Series B Convertible Preferred Stock which automatically converts into 1,100,000 shares of Common Stock and the related ratification of the Acquisition of software, a technology license and related assets from United
Internet Technologies, Inc. ("UIT Transaction") and (2) the ratification of the exchange of the Company's limousine reservation business for a noncontrolling interest in Gen 02, Inc. ("Gen 02 Transaction"). Reference should be made to
Note 3 to the Company's financial statements appearing elsewhere herein for additional information. These statements should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein.

                                                                                              Assuming
                                                                              Assuming       Shareholders
                                                                            Shareholders      Approve         Assuming
                                                                            Approve UIT        Gen 02        Shareholders
                                                              Assuming      Transaction     Transaction        Do Not
                                                            Shareholders    But Not the     But Not the       Approve
                                                            Approve Both       Gen 02           UIT            Either
                         ASSETS                             Transactions    Transaction     Transaction     Transaction
                                                              (Note A)        (Note B)        (Note C)        (Note D)

Current assets                                               $   213,930      $   248,159    $   213,930     $   248,159

Investment in, and advances to, Gen 02, Inc.                     664,204           -             664,204          -

Property and equipment                                            91,400          289,498         91,400         289,498

Computer software and related assets                           2,376,265        2,897,251        101,265         622,251

Other assets                                                      94,638          102,058         94,638         102,058
                                                           -------------     ------------  -------------    ------------

                                                              $3,440,437       $3,536,966     $1,165,437      $1,261,966
                                                              ==========       ==========     ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                          $   410,142       $  484,671    $   460,142     $   534,671

Long-term debt                                                    90,625          112,625         90,625         112,625

Stockholders' equity                                           2,939,670        2,939,670        614,670         614,670
                                                             -----------      -----------   ------------    ------------

                                                              $3,440,437       $3,536,966     $1,165,437      $1,261,966
                                                              ==========       ==========     ==========      ==========

Note A - Represents the historical balance sheet at December 31, 1998, as both transactions were recorded as completed transactions.

Note B - Reflects the consolidation of Gen 02, Inc.'s balance sheet (as reported in Note 3 to the Company's financial statements appearing elsewhere herein) and the elimination of intercompany balances.

Note C - Reflects the elimination of the $2,275,000 book value of the assets acquired from UIT at December 31, 1998, the related $2,500,000 value ascribed to the common stock issued and accumulated depreciation and amortization of $225,000. In addition, the estimated costs of $50,000 to unwind the UIT transaction have been accrued.

Note D - Reflects both the consolidation and elimination entries described in Notes B and C.

               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)
            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                   (Unaudited)



The following statements are based upon the historical consolidated statement of operations of the Company appearing elsewhere herein to show the effect on the Company's statement of operations if the shareholders approve or do not approve
(1) the issuance of 1,100,000 shares of Series B Convertible Preferred Stock which automatically converts into 1,100,000 shares of Common Stock and the related ratification of the acquisition of software, a technology license and related assets from United Internet Technologies, Inc. ("UIT Transaction") and
(2) the ratification of the exchange of the Company's limousine reservation business for a noncontrolling interest in Gen 02, Inc. ("Gen 02 Transaction").
Reference should be made to Note 3 to the Company's financial statements appearing elsewhere herein for additional information. These statements should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein.

                                                                                             Assuming
                                                                           Assuming         Shareholders
                                                                         Shareholders        Approve           Assuming
                                                                          Approve UIT         Gen 02         Shareholders
                                                          Assuming        Transaction      Transaction          Do Not
                                                        Shareholders      But Not the      But Not the          Approve
                                                        Approve Both        Gen 02             UIT              Either
                                                        Transactions      Transaction      Transaction        Transaction
                                                          (Note A)         (Note B)          (Note C)          (Note D)

SERVICE REVENUES                                         $     33,290       $   129,970     $     33,290        $   129,970
                                                         ------------       -----------     ------------        -----------

EXPENSES:
   Cost of services                                            19,306           156,072           19,306            156,072
   General and administrative                                 963,122         1,718,189          963,122          1,718,189
   Depreciation and amortization                              228,563           620,705            3,563            395,705
   Interest expense (income), net                             (20,507)          (20,507)         (20,507)           (20,507)
                                                        -------------     -------------    -------------       ------------
                                                            1,190,484         2,474,459          965,484          2,249,459
                                                          -----------       -----------     ------------        -----------

LOSS BEFORE EQUITY IN GEN 02, INC.                         (1,157,194)       (2,344,489)     $  (932,194)        (2,119,489)

EQUITY IN LOSS OF GEN 02, INC.                             (1,187,295)            -           (1,187,295)            -
                                                          -----------   ----------------     -----------   -----------
NET LOSS INCURRED DURING THE
   DEVELOPMENT STAGE                                      $(2,344,489)      $(2,344,489)     $(2,119,489)       $(2,119,489)
                                                          -----------       -----------      -----------        -----------
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                            5,561,000         5,561,000        4,561,000          4,561,000
                                                          ===========       ===========      ===========        ===========
BASIC AND DILUTED LOSS PER
   COMMON SHARE                                       $          (.42)  $          (.42) $           (.46) $          (.46)
                                                      ===============   ===============  ================  ===============

Note A - Represents the historical statement of operations for the year ended at December 31, 1998, as both transactions were recorded as completed transactions.

Note B - Reflects the  consolidation  of Gen 02, Inc.'s  statement of operations
(as reported in Note 3 to the Company's financial statements appearing elsewhere herein).

Note C - Reflects the elimination of the $225,000 of amortization on the assets acquired from UIT during the year ended December 31, 1998 and the weighted average number of shares of common stock issued to UIT.

Note D - Reflects both the consolidation and elimination entries described in Note B and C.






                                                    SIGNATURES


         Pursuant to the  requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GENISYS RESERVATION SYSTEMS, INC.



March  30, 1999                     By:___/s/ Lawrence E. Burk_______
                                                Lawrence E. Burk
                                        President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Lawrence E. Burk                        President, Chief Executive Officer,         March 30, 1999
Lawrence E. Burk                                     and Director



/s/ John H. Wasko                        Secretary, Treasurer, Chief Financial         March 30, 1999
John H. Wasko                                        Officer and Director



/s/ Warren D. Bagatelle                     Chairman and Director                        March 30, 1999
Warren D. Bagatelle



/s/ Brian Shuster                           Director                                     March 30, 1999
Brian Shuster



/s/ David W. Sass                          Director                                     March 30, 1999
David W. Sass



/s/ S. Charles Tabak                      Director                                     March 30, 1999
S. Charles Tabak


/s/ Harry Shuster                         Director                                     March 30, 1999
Harry Shuster