Form 10QSB/A
period 1998-09-30
GENISYS RESERVATION SYSTEMS INC
filed 1999-04-14
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                  Form 10-QSBA-2

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

                                                     Yes X No


                                                                   GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                          Development Stage Companies
                                                                             CONSOLIDATED BALANCE SHEETS




                                                                             September          September           December
                                                                              30, 1998           30, 1998           31, 1997
                                                                           ---------------    ---------------    ---------------
                                                                             (Proforma)        (unaudited)

                                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                 $431,121           $606,121         $2,207,841
       Accounts receivable                                                         32,615             32,615              8,784
       Prepaid expenses                                                             5,029             12,448              5,127
                                                                           ---------------    ---------------    ---------------
              Total Current Assets                                                468,765            651,184          2,221,752
                                                                           ---------------    ---------------    ---------------

EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION                                                                71,708            285,918            261,643
                                                                           ---------------    ---------------    ---------------

INVESTMENT IN AND ADVANCES TO GEN02, INC.                                         982,382                  -                  -

OTHER ASSETS:
        Computer software costs, less accumulated
             amortization                                                       1,417,964          1,992,376            581,193
        Debt issue costs, less accumulated amortization                            12,521             12,521             26,609
        Deposits and Other                                                         56,555             56,555             61,669
        Licenses and Intellectual Property, less
             accumulated amortization                                             975,000            975,000                  -
                                                                           ---------------    ---------------    ---------------
                                                                                2,462,040          3,036,452            669,471
                                                                           ---------------    ---------------    ---------------
                                                                               $3,910,747         $3,973,554         $3,152,866
                                                                           ===============    ===============    ===============

                                                                               LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of long-term debt                                     $103,114           $103,114           $114,957
        Accounts payable and accrued expenses                                     214,872            223,523            189,712
        Accrued interest payable - related party                                  177,006            177,006            163,296
        Accrued consulting fees - related party                                     3,000              3,000              3,000
                                                                           ---------------    ---------------    ---------------
                 Total current liabilities                                        497,992            506,643            470,965

LONG-TERM DEBT:
         Long-term debt, less current maturities                                   63,542             63,542            982,742
                                                                           ---------------    ---------------    ---------------
                  Total Liabilities                                               561,534            570,185          1,453,707
                                                                           ---------------    ---------------    ---------------

COMMITMENTS
STOCKHOLDERS EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 par value: 25,000,000 shares
          authorized                                                                   -                  -                  -
  Series A preferred stock, 706,000 shares authorized
    381,177 issued and outstanding
                                                                                       38                 38                  -
     Common Stock, $.0001 par value; 75,000,000 shares
          authorized:;6,755,5944sharessandd4,365,5944 shares
          issued and outstanding                                                      676                676                436
      Additional paid in capital                                                8,281,073          8,281,073          4,933,851
      Deficit Accumulated During the Development Stage                         (4,878,418)        (4,878,418)        (3,235,128)
                                                                           ---------------    ---------------    ---------------

Total Stockholders Equity                                                       3,403,369          3,403,369          1,699,159
                                                                           ---------------    ---------------    ---------------

                                                                               $3,964,903         $3,973,554         $3,152,866
                                                                           ===============    ===============    ===============

                                                               See Accompanying Notes to Financial Statements


                                                                   GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                          Development Stage Companies
                                                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                         DURING THE DEVELOPMENT STAGE





                                                                                                                     From Inception
                                                     Nine Months     Nine Months     Three Months     Three Months    March 7, 1994
                                                        Ended           Ended            Ended           Ended           Through
                                                    Sept. 30,1998   Sept. 30,1997    Sept. 30,1998   Sept. 30,1997    Sept. 30,1998


            SERVICE REVENUE                              $ 52,002          $ 2,225        $ 22,128          $ 2,225          $77,865


            EXPENSES:
                       Cost of Service                     111,490            6,800          64,276            6,800         136,482
                       General and Administrative                         1,927,670         421,330          454,432       3,881,071
                       Depreciation and Amortization                        128,230         201,014           64,174         730,985
                       Interest Expense (Income), net                        52,648         (15,461)          (2,102)        207,745
                                                         1,695,292        1,115,348         671,159          523,304       4,956,283

            NET (LOSS) INCURRED DURING
                 THE DEVELOPMENT STAGE                 ($1,643,290)     ($1,113,123)      ($649,031)       ($521,079)   ($4,878,418)


            WEIGHTED AVERAGE NUMBER OF
                 COMMON SHARES OUTSTANDING               4,961,089         4,042,041       5,655,594        4,355,594      3,091,315


            BASIC AND DILUTED LOSS PER
                 COMMON SHARE                              ($0.33)          ($0.28)         ($0.11)          ($0.12)         ($1.58)



                                                                 See Accompanying Notes to Financial Statements


                                                                   GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                          Development Stage Companies
                                                               CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS EQUITY
                                                                             (Unaudited)





                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                            Additional      During the
                                       Common Stock         Series A Preferred Stock         Paid-in        Development
                                    Shares       Par Value      Shares       Par Value       Capital           Stage          Total


BALANCE - DECEMBER 31, 1997        4,355,594        $436              -             -       $4,933,851     ($3,235,128)   $1,699,159

CONVERSION OF LONG-TERM
DEBT INTO SERIES A PREFERRED
STOCK AT $2.125 PER SHARE
 IN MARCH 1998                           -              -        381,177         38          809,962               -      810,000

CONVERSION OF NOTES PAYABLE
INTO COMMON STOCK AT
$0.09375 PER SHARE                  400,000          40              -             -           37,460                 -      37,500

ISSUANCE OF COMMON STOCK
AT $1.25 PER SHARE
FOR ACQUISITION OF UNITED
LEISURE INTERACTIVE'S ASSETS
AS OF JUNE 30, 1998               2,000,000*         200             -             -        2,499,800                 -   2,500,000

NET LOSS                                  -           -              -             -                -       (1,643,290) ($1,643,290)

BALANCE AT SEPTEMBER 30, 1998      6,755,594        $676        381,177           $38       $8,281,073      ($4,878,418)  $3,403,369

*2,000,000 SHARES ISSUED ARE SUBJECT TO SHAREHOLDER APPROVAL (NOTE 4).
                                                           See Accompanying Notes to Financial Statements


                                                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                               Development Stage Companies
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                                                  (UNAUDITED)
                                                                                                   Period From
                                                                                                 March 7, 1994
                                                                                                (Commencement of
                                                                                                Development Stage
                                                        Nine Months Ended   Nine Months Ended   Activities to)
                                                          Sept. 30,1998       Sept. 30,1997       Sept. 30,1998
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    (1,643,290)         (1,113,123)          (4,878,418)
   Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation and amoritization                              397,091             128,230              730,985
      Contribution to capital of services rendered                   -                 -                    49,600
      Changes in operating assets and liabilities
        Accounts receivable                                       (23,831)                  0              (32,615)
        Prepaid expenses                                           (7,321)             (1,729)             (12,448)
        Deposits and other                                          4,934                 -                (58,703)
        Accounts payable and accrued expenses                      47,521            (256,069)             403,529
                                                        ------------------  ------------------  -------------------
          Net cash flows from operating acctivities            (1,224,896)         (1,242,691)          (3,798,070)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                           (293,281)           (333,232)          (1,611,207)
   Acquisition of Prosoft, Inc.                                         0             (34,602)             (34,602)
                                                        ------------------   ------------------  -------------------
           Net cash flows from investing activities              (293,281)           (367,834)          (1,645,809)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                     9,652              70,000               14,652
   Payments on long-term debt                                         -               (65,000)            (925,840)
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                    -             4,661,124            4,705,915
   Conversion of convertible notes payable
       to common stock                                                 -                 -                  67,500
   Conversion of long-term debt to Series A
       Preferred Stock                                            810,000                -                 810,000
   Issuance of common stock upon exercise of option                    -               15,000               15,000
   Loans and advances from related parties                             -              (14,518)                -
   Proceeds from issuance of notes payable                             -                  -                955,000
   Payments under computer equipment leases                       (93,195)            (71,260)            (156,271)
   Proceeds from sale and lease-back                                   -                  -                294,644
   Proceeds from issuance of common stock                              -                  -                110,000
   Contribution to capital - stockholder/officer                       -              128,700              205,400
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                         -             (563,500)             517,500
   Payments on 10% promissory notes and related
      warrants                                                          -            -                    (563,500)
                                                        ------------------  ------------------  -------------------
          Net cash flows from financing activities                (83,543)          4,160,546            6,050,000
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                             (1,601,720)          2,550,021              606,121
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         2,207,841              91,548                 -
                                                        ------------------  ------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 606,121         $ 2,641,569            $ 606,121
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $ 29,000            $ 65,699            $ 169,498
                                                        ------------------  ------------------  -------------------
   Net liabilities assumed in reverse acquisition        $          -        $      -                     $ 14,087
                                                        ------------------  ------------------  -------------------
   Conversion of related party debt to common stock      $          -        $      -                     $ 20,109
                                                        ------------------  ------------------  -------------------
   Conversion of long-term debt to Series A Preferred
       Stock                                                    $ 847,500    $      -                    $ 847,500
                                                        ------------------  ------------------  -------------------
   Conversion of notes payable to common stock                   $ 37,500    $        30,000              $ 67,500
                                                        ------------------  ------------------  -------------------
    Issuance of common stock and preferred stock
        to acquire travel related assets                      $ 2,500,000    $      -                   $2,500,000
                                                        ------------------  ------------------  -------------------

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

                  In  accordance  with AICPA  Statement  of Position  98-1,  the
Company capitalizes the direct cost of materials, services and interest consumed in the development of computer software. Such costs, as well as the cost of acquired technology licenses and related assets, are being amortized over five years, subject to periodic evaluation for impairment.


Note 2            Activities of the Company



                  Through June, 1998 the principal activity of the Company has been the development of a computerized limousine reservation and payment system for the business traveler. The Company's proprietary software enables a system of limousine reservations to be completely computerized and operate without human intervention, except for the initial inputting of travel information.
Although planned operation of this system has commenced, revenues to date have not been significant; accordingly, the Company and its subsidiaries continue to be in development stage.

                  Pursuant to an Asset Purchase  Agreement  dated as of June 30,
1998, NetCruise Interactive, Inc. (" NetCruise") (a wholly owned subsidiary of the Company formed on July 21, 1998 for the purpose of operating an internet travel agency) acquired a technology license and certain related assets from United Leisure Interactive Inc. ("UIT") in consideration of 2,000,000 shares of the Company's Common Stock and two warrants ("Warrants"), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company (the "UIT
Transaction"). One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001. No value has been placed on the warrants since the warrants are each contingent upon future earnings.

                  As a result of the transaction, the Company acquired the internet travel web site called "Netcruise" and a perpetual, world-wide technology license for "Parallel Addressing Video Technology" for all travel related applications, along with all of the related software, computer systems and intellectual properties.









No royalty payments are required under the licensing agreement for the "Parallel
Addressing  Video  Technology" and the license is exclusive as it relates to the technology as applied to the travel industry.  UIT has retained the right to the technology for all other uses outside of the travel  industry.  The intellectual property  acquired  consists of a license  for the  "Parallel  Addressing  Video
Technology"   which  includes  the  Netcruise   name,   logo,   trade-marks  and
service-marks.  The  Company  did  not  acquire  the  patent  to  the  "Parallel
Addressing Video Technology." Also included as part of the intellectual property was an agreement between UIT and Internet Travel Network (ITN), of Palo Alto, CA
which UIT  transferred to the Company.  This  agreement  provides for a "private label" site on the ITN "booking  engine".  The agreement  expires in April, 1999 and  automatically  renews for  successive  one year periods unless either party gives  notice,  no later  than 30 days  prior to the end of the  period,  of its intent not to renew.  The ITN "booking  engine" is  essentially a world wide web based  graphical  user  interface  to  the  airline  owned  Apollo  computerized reservation  system.  This  technology  allows a  layperson  with  access to the internet to access the  databases  and pricing  systems used by travel agents to research  and  procure  air,  car rental  and hotel  reservations.  By  "private
labeling"  this  functionality,   the  Company  is  able  to  offer  its  travel
consultants  access to a leading travel  system,  while not having to expend the
Company's  capital  resources  which would be required to create its own access.
The custom software  acquired by the Company  consists of a video player program
(called a ULI player) that  permits the end user to view video  files,  a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software. The technological feasibility  of  the  custom  software  was  established  at  the  time  of  the acquisition,  as a working  model had been  completed at that time.  The Company formed  NetCruise as a wholly owned  subsidiary  for the purpose of operating an
internet  travel  business  featuring  the  technology   obtained  through  this
acquisition.


The purchase of these assets has been recorded as of the date of purchase at the total purchase price of $2,500,000, which includes: (i) $1,450,000 of computer software; (ii) $1,000,000 for the license to the "Parallel Addressing Video
Technology";  (iii)  $10,000  for the  agreement  between  ITN and UIT and  (iv)

$40,000 for computer equipment. The amounts allocated to the assets acquired by the Company from UIT were determined by the Company and were based upon discussions with the Company's auditors. The purchase price consisted of 2,000,000 shares of the Company's Common Stock, which at the time of the purchase was trading at approximately $2.50 per share on The Nasdaq SmallCap
Market. For accounting purposes the Company valued the transaction at $2,500,000 since the shares were restricted. No goodwill resulted from this transaction, as no business was acquired.


                  Although  the  internet  web-site is still in the  development stage  and the  Company  only  has a  limited  number  of  individuals  who have subscribed to be independent  travel consultants (280) and does not yet have any internet travel  customers,  the Company intends to launch,  through  television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents,  to become NetCruise travel  consultants. The goal of the Company's  marketing  campaign is to encourage  individuals  to enroll as independent travel  consultants by paying a fee to the Company.  The independent travel  consultants  will then be able to make  reservations  either through the
password   protected  section  of  the  Netcruise  web  site  or  via  telephone conversations  with travel agents who work directly for  Netcruise.  Non-members who visit the  non-password  protected  section of the  Netcruise  web-site (the
"Visitor's  Section")  shall have access to a portion of the site which contains
general  information  about  the  Company,   describes  the  independent  travel
consultant program and allows the public to request  information or enroll as an independent travel consultant. To date, the Visitor's Section of the web-site is being used for  demonstration  to  potential  travel  consultants.  The password protected section will allow independent  travel consultants to see destinations in full motion video and stereo  audio and to make hotel,  air, car and vacation package  as well as  research  cruise  itineraries  reservations.  The  password protected section is only accessible by company personnel and independent travel consultants using a password.  The Company expects that the web-site will not be fully integrated to support the independent travel consultants until mid - 1999.
See Note 4.









                  The Company has  budgeted  approximately  $198,000 to complete the  web-site.  Additional  costs  of  bringing  the  internet  travel  business
operational  are  expected  to  be  approximately  $1,144,000,   which  includes
producing a television video  infomercial and purchasing media time. The Company believes it will be able to finance such development substantially from proceeds of a recent  private  placement,  but there can be no assurance  that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


                  In order to concentrate its resources and efforts on its NetCruise internet travel business, in November, 1998 the Company agreed to sell the assets of its computerized limousine reservation and payment system to Gen
O2, Inc., a company newly formed by a management group lead by Mark A. Kenny, a former director and founder of the Company. The Company owns a minority interest in the new company and will receive royalties on transactions processed by the new company for a period of five years. See Note 6.


                  The  Company  is  conducting  a  comprehensive  review  of its computer  systems to identify  the  systems  that could be affected by the "Year
2000" issue and has developed an  implementation  plan to resolve the issue. The
Year 2000 problem is the result of computer  programs  being  written  using two digits  rather than four to define the  applicable  year.  Any of the  Company's programs  that have  time-sensitive  software may recognize a date using "00" as the year 1900 rather  than the year 2000 which  could cause a system  failure or
other  computer  errors,  leading  to  a  disruption  in  operations.   No  easy
technological  "quick fix" has yet been  developed for this  problem.  This Year
2000 problem  creates risk for the Company from  unforeseen  problems in its own computer systems and from third parties with whom the Company deals on financial transactions.  Such  failures of the  Company's  and/or third  parties  computer systems  could have a material  impact on the  Company's  ability to conduct its business,  and  especially  to process  and  account  for the  transfer of funds electronically.


         With the goal of making the Company Year 2000 compliant, the Company has developed a four phase implementation plan as follows:

         Inventory phase
         Vendor contact phase
         Reintegration phase
         Testing phase

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



Note 4            Asset Acquisition


                  Pursuant to an Asset Purchase  Agreement  dated as of June 30,
1998, NetCruise Interactive, Inc. ("Netcruise") (a wholly owned subsidiary of the Company formed on July 21, 1998 for the purpose of operating an internet travel agency) acquired a technology license and certain related assets from UIT in consideration of 2,000,000 shares of the Company's Common Stock and two warrants ("Warrants"), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company (the "UIT Transaction"). One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001. No value has been placed on the warrants since the warrants are each contingent upon future earnings.

                  As a result  of the  transaction,  the  Company  acquired  the internet  travel  web  site  called  "Netcruise"  and  a  perpetual,  world-wide technology  license for "Parallel  Addressing  Video  Technology" for all travel related applications,  along with all of the related software,  computer systems and  intellectual  properties.  No  royalty  payments  are  required  under  the licensing  agreement  for the "Parallel  Addressing  Video  Technology"  and the
license is  exclusive as it relates to the  technology  as applied to the travel industry.  UIT has  retained  the right to the  technology  for all  other  uses outside of the travel industry. The intellectual property acquired consists of a license for the  "Parallel  Addressing  Video  Technology"  which  includes  the
Netcruise name, logo, trade-marks and service-marks. The Company did not acquire the patent to the "Parallel  Addressing Video Technology." Also included as part of the  intellectual  property was an agreement  between UIT and Internet Travel
Network  (ITN),  of Palo Alto,  CA which UIT  transferred  to the Company.  This agreement  provides for a "private label" site on the ITN "booking engine".  The agreement  expires in April,  1999 and  automatically  renews for successive one year periods  unless either party gives  notice,  no later than 30 days prior to the end of the period,  of its intent not to renew.  The ITN "booking engine" is essentially a world wide web based graphical user interface to the airline owned
Apollo computerized  reservation system. This technology allows a layperson with access to the  internet  to access the  databases  and pricing  systems  used by travel agents to research and procure air, car rental and hotel reservations. By
"private labeling" this  functionality,  the Company is able to offer its travel consultants  access to a leading travel  system,  while not having to expend the
Company's  capital  resources  which would be required to create its own access.
The custom software  acquired by the Company  consists of a video player program
(called a ULI player) that  permits the end user to view video  files,  a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software. The technological feasibility  of  the  custom  software  was  established  at  the  time  of  the acquisition,  as a working  model had been  completed at that time.  The Company formed  NetCruise as a wholly owned  subsidiary  for the purpose of operating an
internet  travel  business  featuring  the  technology   obtained  through  this
acquisition.

                  Although the internet web-site is still in the development stage and the Company only has a limited number of individuals who have subscribed to be independent travel consultants









(280) and does not yet have any internet travel  customers,  the Company intends to launch,  through  television  advertising,  an aggressive  marketing campaign inviting  the general  public,  along with  existing  travel  agents,  to become
NetCruise travel consultants,  . The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying a fee to the Company. The independent travel consultants will then be able to make reservations  either through the password protected section of the Netcruise web site or via  telephone  conversations  with travel  agents who work directly for
Netcruise.  Non-members  who visit the  non-password  protected  section  of the
Netcruise  web-site (the "Visitor's  Section") shall have access to a portion of the site which contains  general  information  about the Company,  describes the
independent   travel  consultant  program  and  allows  the  public  to  request information  or  enroll  as an  independent  travel  consultant.  To  date,  the
Visitor's  Section of the web-site is being used for  demonstration to potential travel consultants. The password protected section will allow independent travel consultants to see destinations in full motion vide and stereo audio and to make hotel,  air, car and vacation  package  reservations  as well as research cruise itineraries.  However,  since it is presently  the policy of cruise lines not to accept cruise  reservations  over the internet from third  parties,  in order to make a cruise  reservation,  the  independent  travel  consultant  must  contact
Sammy's  Travel  World,  Inc., a wholly  owned  subsidiary  of the Company,  via telephone,  fax or e-mail, whereby a live travel agent will then make the cruise reservation.  The  password  protected  section  is only  accessible  by company personnel  and  independent  travel  consultants  using a password.  The Company expects  that  the  web-site  will  not  be  fully  integrated  to  support  the independent travel consultants until mid-1999.

The purchase of these assets has been recorded as of the date of purchase at the total purchase price of $2,500,000, which includes: (i) $1,450,000 of computer software ; (ii) $1,000,000 for the license to the "Parallel Addressing Video
Technology"; (iii) $10,000 for the agreement between ITN and UIT; (iv) $40,000 for computer equipment. The amounts allocated to the assets acquired by the Company from UIT were determined by the Company and were based upon discussions with the Company's auditors. The purchase price consisted of 2,000,000 shares of the Company's Common Stock, which at the time of the purchase was trading at approximately $2.50 per share on The Nasdaq SmallCap Market. For accounting purposes the Company valued the transaction at $2,500,000 since the shares were restricted.



                  The Company has  budgeted  approximately  $198,000 to complete the  web-site.  Additional  costs  of  bringing  the  internet  travel  business
operational  are  expected  to  be  approximately  $1,144,000,   which  includes
producing a television video  infomercial and purchasing media time. The Company believes it will be able to finance such development substantially from a recent private  placement,  but  there can be no  assurance  that  such  funds  will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.

                  Harry Shuster has been appointed Chairman and Brian Shuster the President of NetCruise. Pursuant to the acquisition agreement, Mr. Brian
Shuster will receive $5,000 per month for his services as a consultant to the Company. In addition, Messrs. Harry Shuster and Brian Shuster have been serving as directors of the Company since the transaction closed and both have been nominated for election as directors of the Company. Brian Shuster has been issued two warrants to purchase restricted common shares of the Company, exercisable between April 2, 2002 and June 30, 2002, if NetCruise achieves certain profit levels, as defined in the warrants. One warrant is exercisable for 200,000 shares at $2.50 per share and the other warrant is exercisable for 200,000 shares at $6.00 per share. The Company's wholly owned subsidiary, NetCruise Interactive, has assumed UIT's lease of approximately 1,617 square feet (including tenant's pro rata share of common area) at 1990 Westwood Blvd., Penthouse, Los Angeles, CA 90025. The term of this lease is for 5 years commencing on March 1, 1996 and ending on February 28, 2001. During the first through 2nd year of the term of the lease, the rent is $2,587 per month and during the 3rd through 5th year of the term of the lease the rent is $2,846 per month.


Note 5            Contingencies


                  On April 17, 1997, a former officer of the Company










filed an action in the United States District Court, District of New jersey, against the Company, Travel Link, the officers of both companies and various related and unrelated parties seeking, among other things, a declaratory judgment that the former officer is the owner of 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer .

         On December 23,  1997,  an  individual  filed an action in the Superior
Court of New Jersey against the Company and the former President of the Company, alleging that the former President of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer . The same officer has agreed to hold the Company harmless and indemnify the Company from any and all claims . Management believes that there will be no material effects on the Company as a result of this action.


Note 6                     Subsequent  Events


                  At the beginning of the third quarter 1998, Management of the Company set revenue objectives for the limousine reservation business and made the decision to review the operation at the end of the third quarter to determine the best approach to maximize utilization of the Company's resources.
The limousine reservation business did not meet its revenue objectives and in early September 1998, the Company decided to seek a buyer or joint venture partner for its limousine reservation business.

                  On November 6, 1998 the Company  entered  into an  Acquisition
Agreement  (the "Sales  Agreement")  by and  between  the Company and  Corporate
Travel Link, Inc. ("Travel Link"), a wholly owned subsidiary of the Company (the sellers in the transaction) and TranspoNet (a non-affiliated company), Mark A.
Kenny, Paul Murray and Gen02, Inc. ("Purchaser"), a newly organized corporation formed by Mark A. Kenny, a former director and founder of the Company. This sale will allow the Company to concentrate its resources and efforts on the continued build-up of its internet travel business.

                  Under the terms of the Sale Agreement, the sellers sold and transfered certain contractual rights and obligations of the Company, all of the assets of Travel Link which are utilized in connection with the ownership, operation and marketing of Genisys Reservation System and its entire ownership interest in ProSoft to the purchaser in the transaction, constituting approximately 20% of the total assets of the Company. ProSoft is an 80% owned subsidiary of the Company which was acquired by the Company in June, 1997.
ProSoft is a software development company which developed the software for the Company's computerized limousine reservation and payment system. Paul Murray, a former employee of the Company and President and Shareholder of ProSoft, is also a shareholder of Gen O2, Inc.

The Company sold these assets, which had a book value of $744,122 at November 6, 1998, net of $83,000 of indebtedness assumed by GEN02, Inc. for (i) 2,450 shares of Series A Convertible Preferred Stock of Gen O2, Inc., constituting a 32.66% interest in Gen O2, Inc. ; and (ii) certain contingent payments payable until December 10, 2003, totaling $1,080,000 if all payments to the Company are realized, however, since there are no minimum contingent payments, it is possible that the Company will receive no significant contingent payments from GEN 02, Inc. The terms are as follows:


         a.       For each completed  limousine  transaction through the current
                  system  from   corporate   users,   a  payment  of  $0.20  per
                  transaction with a $100,000 maximum payment per year.
         b.       For each completed  limousine  transaction  through the Almost
                  Real  Time   System  (the  "ART   System")   which  was  under
                  development  by the sellers prior to the execution of the sale agreement  and is to be completed by GEN02,  Inc. that will be directed  toward  leisure  customers,  a payment  of $0.20 per transaction  with a $100,000 maximum payment in the first year and a $0.30 payment per  transaction  with a $120,000  maximum payment per year thereafter.
         c.       If the system and the ART System are merged at any time in the future,  the  sellers  shall  receive a  payment  of $0.25 per completed  transaction  with a $200,000 maximum payment in the first year and a $220,000 maximum payment per year thereafter.
         d.       If the  payments  are not reached in a  particular  year,  the payments  defined in letters a-c above will have a  carry-over to the following year.
         e.       In no event shall any payments defined in letters a-c above be due to the sellers for  transactions  completed after December
                  10, 2003.

         f. For the transfer of the assets by the sellers and the assumption of certain liabilities of the sellers by the purchaser as described above along with the agreement by the sellers to provide the purchaser with a series of loans, the purchaser granted an equity interest to the sellers in Gen O2, Inc. equal to 32.66% of the equity of Gen O2, Inc. The loans provided by the sellers will include a ninety day secured bridge loan in the amount of $40,000 secured by 22,857 shares of Common Stock of the Company owned by Mr. Kenny, a secured loan of $135,000 payable commencing in the second year and secured by 77,143 shares of Common Stock of the Company owned by Mr. Kenny. Mr. Kenny has also pledged 23,428 shares of the Company's Common Stock owned by him to secure the return of a security deposit to the Company and 68,000 shares of the Company's Common Stock to secure minimum payments which are required to be made by the Company under certain contracts which were transferred to the purchaser in connection with the sale.

         g. A second 32.66% shareholder of Gen O2, Inc., TranspoNet has committed to provide funding for the purchaser of up to $240,000 in the form of a series of loans. TranspoNet has a right to convert the unpaid principal of the loans at any time into a maximum number of shares of common stock of the purchaser not to exceed an additional 6% equity interest in the purchaser.

                  This transaction is being reported as an exchange of assets for a non-controlling interest in a new company; accordingly for financial reporting purposes it is being treated as a change from being consolidated to being reported on the equity method requiring restatement of prior years statements of operations. No gain or loss was recognized since the investment is in an equity method investment in a non-public entity. The accompanying proforma balance sheet at September 30, 1998 assumes that the exchange of the Company's assets in exchange for common stock of Gen O2, Inc. had occurred on that date, and reflects an anticipated $175,000 loan by the Company to Gen O2, Inc. The effects on the historical consolidated statement of operations would be to reclassify all service revenue and cost of service, as well as a significant portion of general and administrative expenses and depreciation and amortization to a separate line item, as the Company will report Gen O2, Inc. on the equity basis. There would be no impact on net income, as the Company will absorb all losses to the extent of assets transferred since the only other capitalization of Gen O2, Inc. was $50.00. (See proforma Statement of Operations elsewhere herein.)
                  The  Series  A  Preferred  Stock  issued  to the  Company  and
TranspoNet in accordance with the transaction are part of a class of preferred stock of Gen O2, Inc. designated as "Series A Preferred Convertible Stock" and the number of shares of preferred stock constituting such class is 4,900. The shares of Series A Preferred Stock issued to the Company together with the shares of Series A Preferred Stock issued to TranspoNet constitute all of the authorized shares of the Series A Preferred Stock of Gen O2, Inc. So long as any share of Series A Preferred Stock remains outstanding, Gen O2, Inc. shall not authorize the issuance or issue any additional shares of Series A Preferred
Stock or any shares of any series or class of stock ranking senior to, or on a parity with, the Series A Preferred Stock as to rights upon liquidation, dissolution or winding up of Gen O2, Inc. without the prior written consent of at least a majority of the holders of the Series A Preferred Stock.


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


                  Upon conversion of the Series A Preferred Stock into common stock of Gen O2, Inc., the Company and TranspoNet will each own 2,450 shares or 32.66% of the issued and outstanding common stock of Gen O2, Inc. It is anticipated that the Purchaser will issue an additional 2,500 shares of common stock in the near future, thereby diluting the ownership interest of the Company and TranspoNet in Gen O2, Inc. to 24.5%. The Company's influence in Gen O2, Inc.
is limited to the right to elect one member of a five (5) member Board of Directors.

                  The primary capitalization of Gen 02, Inc. is being provided by the loans from the Company and TranspoNet. In addition, the sole asset of Gen
02, Inc. is the limousine reservation business. As a result, the Company will absorb all losses to the extent of the assets transferred. Since there are no minimum contingent payments, it is possible that the Company will receive no significant contingent payments from Gen O2, Inc.


                  On November 5 , 1998, in order to augment the Company's entry into the internet travel business, the Company entered into an Asset Purchase
Agreement with Sterling AKG Corp. d/b/a Sterling Travel ("Sterling") , in which the Company purchased all the assets relating to Sterling's network of independent travel consultants ("Sterling Travel Consultants") for a total purchase price of 25,000 shares of the Company's Common Stock which, for accounting purposes, is being valued at $1.50 per share for an aggregate of









$37,500. An additional 17,500 shares ("Escrow Shares") will be held in escrow by counsel to the Company. If the Company does not achieve $3,000,000 of gross sales from the sale of travel services, including renewal fees, from the Sterling Travel Consultants over the initial twelve month period beginning on November 1, 1998 and ending on October 31, 1999, the Escrow Shares shall immediately be returned to the Company. If the Company achieves $3,000,000 of gross sales from Sterling Travel Consultants over the initial twelve month period as described herein, the Escrow Shares will be released by the Company.


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








                 PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)

The following statements are based upon the historical statements of operations appearing elsewhere herein and in the Company's Form 10-KSB for the year ended
December 31, 1997 to show the effect on the Company's statement of operations as if the sale of the limousine reservation business occurred as of the beginning of the periods indicated (reference should be made to Note 6 appearing elsewhere herein). These statements should be read in conjunction with the Company's financial statements and notes thereto appearing, or referred to, elsewhere herein.



                                                    Nine Months Ended                                   Year Ended
                                                        September 30, 1998                             December 31, 1997
                                      ================================================------------------------------------

                                         Historical   Reclassifications        Pro         Historical    Reclassifications      Pro
                                                                            Forma                                             Forma

                                                          (Note A)                                              (Note A)

SERVICE REVENUE                          $     52,002      $  (52,002)  $        -          $     25,863   $    (25,863)   $       -
                                         ------------      -----------  ---------------     ------------   -------------   ---------

EXPENSES:
   Cost of service                            111,490        (111,490)           -                24,992        (24,992)          -
                                                             =========           ======           ======        ========          =
   General and administrative               1,205,173        (607,285)          597,888        1,318,203       (736,858)     581,345
                                                             =========          =======        =========       =========      ======
   Depreciation and amortization              397,091        (287,589)          109,502          217,386       (195,700)      21,686
                                                             =========          =======          =======       =========      ======
   Interest expense (income), net            (18,462)              -           (18,462)           55,407              -      55,407
                                             -------  =============----- ======-------     =======------ =============----- =======
                                            1,695,292      (1,006,364)          688,928        1,615,988       (957,550)     658,438
                                            ---------     =-----------     =====-------       =---------   ====---------     =====

   LOSS BEFORE EQUITY IN GEN O2,
   INC.                                   (1,643,290)        (954,362)        (688,928)      (1,590,125)       (931,687)   (658,438)
                                                             =========        =========      ===========       =========   =========

EQUITY IN LOSS OF GEN O2, INC.                   -             954,362        (954,362)            -             931,687   (931,687)
                                        -------------------    ====--------  ===========-----    =====-------    ====---
  NET LOSS INCURRED DURING
   THE DEVELOPMENT STAGE                 $(1,643,290) $           -        $(1,643,290)     $(1,590,125)         $ -    $(1,590,125)
                                        ==================   ============     ============ ============== ============

   WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                            4,961,089                         4,961,089        4,121,000                  4,121,000
   OUTSTANDING

   BASIC AND DILUTED LOSS PER
   COMMON SHARE                                $(.33)                            $(.33)           $(.39)                      $(.39)
                                                                                 ======           ======                     ======


Note A - The proforma statements reflect the reclassification of balances applicable to the operations of the limousine reservation business and ProSoft to reflect the change from majority ownership to minority ownership. There will be a change from consolidation to equity basis reporting. There will be no impact on net income, as the Company will absorb all losses to the extent of the carrying amount of the assets transferred since the only other capital being contributed to Gen O2, Inc. is $50.

The proforma amounts reflect the Company's corporate expenses (officers' and office compensation, professional fees, rent and similar costs) and, since June 30, 1998, the operations of its Internet travel business. Such general and administrative expenses were incurred during the periods indicated and relate to all of its business activities. Common expenses have been allocated to the limousine reservation and ProSoft business on an incremental basis and all other ongoing corporate expenses are reflected in proforma amounts. In the opinion of management, this allocation approximates costs which would have been incurred on a stand alone basis. However, proforma operating results are not necessarily indicative of results which would have occurred had the Company's operations been conducted as a separate and independent company.

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


                           Revenues for the three and nine month  periods  ended
                September 30, 1998, for the limousine reservation business were $22,128 and $52,002, as compared to $2,225 and $2,225 for the
                1997 periods. The corresponding cost of service for the three and nine month periods ending September 30, 1998 were $64,276 and $111,490 as compared to $6,800 and $6,800 for the 1997 periods. To date the Company has not yet commenced generating revenues from its internet travel business, however, as of November 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired.


                           General and  administrative  expenses were $1,205,173
                for the nine months ended September 30, 1998, as compared to $927,670 during the nine months ended September 30, 1997. Cost increases during the 1998 period consist of payroll and payroll related costs ($175,000), professional fees ($57,200), travel costs ($5,600), insurance costs ($8,200), marketing costs ($28,300) and other administrative costs ($72,100). Consulting costs decreased $68,900 during the 1998 period. The increase of approximately $175,000 in payroll cost for the nine months ended September 30, 1998 was due in large part to the fact that the three highest paid employees of the Company, Thomas Gregory and Paul Murray, President and Vice President respectively of Prosoft and Lawrence E. Burk the Company's President were on the payroll for the full nine months of the 1998 period, but were only on the payroll for less than four months of the 1997 period. The $28,300 increase in marketing activities is primarily due to sales and marketing costs incurred by the limousine reservation business in an attempt to meet its revenue objectives.

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


                           On  November  6,  1998 the  Company  entered  into an
                Acquisition Agreement (the "Sales Agreement") by and between the Company and Corporate Travel Link, Inc. ("Travel Link"), a wholly owned subsidiary of the Company (the sellers in the transaction) and TranspoNet (a non-affiliated company), Mark A. Kenny, Paul Murray and Gen02, Inc. (the purchaser in the transaction), a newly organized corporation formed by Mark A. Kenny, a former director and founder of the Company. This sale will allow the Company to concentrate its resources and efforts on the continued build-up of its internet travel business. Under the terms of the Sale Agreement, the sellers sold and transfered certain contractual rights and obligations of the Company, all of the assets of Travel Link which are utilized in connection with the ownership, operation and marketing of Genisys Reservation System and its entire ownership interest in ProSoft to the purchaser in the transaction, constituting approximately 20% of the total assets of the Company. ProSoft is an 80% owned subsidiary of the Company which was acquired by the Company in June, 1997. ProSoft is a software development company which developed the software for the Company's computerized limousine reservation and payment system. Paul Murray, a former employee of the Company and President and Shareholder of ProSoft, is also a shareholder of Gen O2, Inc.


The Company sold these assets, which had a book value of $744,122 at November 6, 1998, net of $83,000 of indebtedness assumed by GEN02, Inc. for (i) 2,450 shares of Series A Convertible Preferred Stock of Gen O2, Inc., constituting a 32.66% interest in Gen O2, Inc. ; and (ii) certain contingent payments, totaling $1,080,000 if all payments payable until December 10, 2003 to the Company are realized, however, since there are no minimum contingent payments, it is possible that the Company will not receive significant contingent payments from GEN 02, Inc. The terms are as follows:


                  a. For each completed limousine transaction through the current system from corporate users, a payment of $0.20 per transaction with a $100,000 maximum payment per year.
                  b. For each completed limousine transaction through the Almost Real Time System (the "ART System") which was under development by the sellers prior to the execution of the Sale Agreement and is to be completed by GEN02, Inc. that will be directed toward leisure customers, a payment of $0.20 per transaction with a $100,000 maximum payment in the first year and a $0.30 payment per transaction with a $120,000 maximum payment per year thereafter.
                  c. If the system and the ART System are merged at any time in the future, the sellers shall receive a payment of $0.25 per completed transaction with a $200,000 maximum payment in the first year and a $220,000 maximum payment per year thereafter.
                  d. If the payments are not reached in a particular year, the payments defined in letters a-c above will have a carry-over to the following year.
                  e. In no event shall any payments defined in letters a-c above be due to the sellers for transactions completed after December 10, 2003.

f. For the transfer of the assets by the sellers and the assumption of certain liabilities of the sellers by the purchaser as described above along with the agreement by the sellers to provide the purchaser with a series of loans, the purchaser granted an equity interest to the sellers in Gen O2, Inc. equal to 32.66% of the equity of Gen O2, Inc. The loans provided by the sellers will include a ninety day secured bridge loan in the amount of $40,000 secured by 22,857 shares of Common Stock of the Company owned by Mr. Kenny, a secured loan of $135,000 payable commencing in the second year and secured by 77,143 shares of Common Stock of the Company owned by Mr. Kenny. Mr. Kenny has also pledged 23,428 shares of the Company's Common Stock owned by him to secure the return of a security deposit to the Company and 68,000 shares of the Company's Common Stock to secure minimum payments which are required to be made by the Company under certain contracts which were transferred to the purchaser in connection with the sale.

g. A second 32.66% shareholder of Gen O2, Inc., TranspoNet has committed to provide funding for the purchaser of up to $240,000 in the form of a series of loans. TranspoNet has a right to convert the unpaid principal of the loans at any time into a maximum number of shares of common stock of the purchaser not to exceed an additional 6% equity interest in the purchaser. The Series A Preferred Stock issued to the Company and TranspoNet in accordance with the transaction are part of a class of preferred stock of Gen O2, Inc. designated as "Series A Preferred Convertible Stock" and the number of shares of preferred stock constituting such class is 4,900. The shares of Series A Preferred Stock issued to the Company together with the shares of Series A Preferred Stock issued to TranspoNet constitute all of the authorized shares of the Series A Preferred Stock of Gen O2, Inc. So long as any share of Series A Preferred Stock remains outstanding, Gen O2, Inc. shall not authorize the issuance or issue any additional shares of Series A Preferred Stock or any shares of any series or class of stock ranking senior to, or on a parity with, the Series A Preferred Stock as to rights upon liquidation, dissolution or winding up of Gen O2, Inc. without the prior written consent of at least a majority of the holders of the Series A Preferred Stock.


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


                           Upon  conversion of the Series A Preferred Stock into
                common stock of Gen O2 , Inc. the Company and TranspoNet will each own 2,450 shares or 32.66% of the issued and outstanding common stock of Gen O2, Inc. It is anticipated that the Purchaser will issue an additional 2,500 shares of common stock in the near future, thereby diluting the ownership interest of the Company and TranspoNet in Gen O2, Inc. to 24.5%. The Company's influence in Gen O2, Inc. is limited to the right to elect one member of a five (5) member Board of Directors.


Although the internet web-site is still in the development stage and the Company only has a limited number of individuals who have subscribed to be independent travel consultants (280), the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants, The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying a fee to the Company. The independent travel consultants will then be able to make reservations either through the password protected section of the Netcruise web site or via telephone conversations with travel agents who work directly for Netcruise. Non-members who visit the non-password protected section of the Netcruise web-site (the "Visitor's Section") shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section will allow independent travel consultants to see destinations in full motion video and stereo audio and to make hotel, air, car and vacation package reservations as well as research cruise itineraries. However, since it is presently the policy of cruise lines not to accept cruise reservations over the internet from third parties, in order to make a cruise reservation, the independent travel consultant must contact Sammy's Travel World, Inc., a wholly owned subsidiary of the Company, via telephone, fax or e-mail, whereby a live travel agent will then make the cruise reservation. The password protected section is only accessible by company personnel and independent travel consultants using a password. The Company expects that the web-site will not be fully integrated to support the independent travel consultants until mid-1999. See Note 4.


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


                           In September  1995,  January 1996 and December  1996,
                the Company entered into sale and lease-back arrangements whereby the Company sold the bulk of its computer hardware and commercially purchased software to a lessor for amounts totaling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. Pursuant to the November 1998 Sales Agreement, GEN02 has assumed all obligations under these sale and lease-back arragements.

The financing of Loeb Holding Corp. and the sale and lease-back arrangements entered into by the Company contributed to the original capitalization of the Company.

                           Pursuant to an Asset Purchase Agreement, NetCruise (a
                wholly owned subsidiary of the Company formed on July 21, 1998 for the purpose of operating an internet travel agency) acquired a technology license and certain related assets from UIT in consideration of 2,000,000 shares of the Company's Common Stock and two warrants ("Warrants"), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company (the "UIT Transaction"). One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001. No value has been placed on the warrants since the warrants are each contingent upon future earnings.

                           The Company has since been  advised that the issuance
                of such securities has caused the Company to inadvertently be in violation of a Nasdaq MarketPlace Rule because the issuance of the 2,000,000 shares and Warrants amounted to more than 20% of the issued and outstanding shares of the Company and were not approved by Shareholders as required by such Rule. Nasdaq advised the Company that the Company's Common Stock would be delisted as a result of such violation. The Company requested a hearing on the delisting which was held on November 20, 1998. Nasdaq issued its written determination on January 12, 1999 to continue listing the Company's securities on The Nasdaq SmallCap Market pursuant to the following conditions: (i) the UIT Transaction must be unwound in the event shareholders do not ratify the acquisition of the technology license and certain related assets from UIT and approve the issuance of 1,100,00 shares of Common Stock and two Stock Purchase Warrants to UIT;
                (ii) the Company must file a Definitive Proxy Statement with the Securities and Exchange Commission and Nasdaq on or before
                February 15, 1999; and (iii) the Company must submit documentation to Nasdaq on or before April 15, 1999 evidencing either the receipt of shareholder approval of the issuance of additional shares to UIT or the unwinding of the issuance of additional shares to UIT and purchase of a technology license and certain related assets from UIT. The Company received an extension to April 15, 1999 for filing the Definitive Proxy Statement. The Company has requested a further extension to July 31, 1999 and is awaiting a response from Nasdaq.

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


                           In  the  event   shareholders   do  not   ratify  the
                acquisition of the assets and approve the issuance, the transaction will be unwound. In such event the Company estimates that the cost to undo the transaction will not exceed $50,000. This estimate includes accounting fees, legal fees, recording fees and employee termination fees. In the event that the UIT Transaction must be undone, the following shall occur: (i) the Company shall reassign the technology license and return the related assets to UIT; (ii) UIT will return to the Company all stock certificates received pursuant to the UIT Transaction and
                (iii) Mr. Brian Shuster will return the warrants issued to him by the Company; and (iv) Messrs. Brian and Harry Shuster will resign from any officer or director position held by them. In addition, Mr. Brian Shuster's consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date. Reference should be made to Pro Forma Condensed Consolidated Financial Statements as of September 30, 1998 and for the nine months then ended for the effect of undoing the UIT Transaction.

As a result of the transaction, the Company acquired the internet travel web site called "Netcruise" and a perpetual, world-wide technology license for "Parallel Addressing Video Technology" for all travel related applications, along with all of the related software, computer systems and intellectual properties. No royalty payments are required under the licensing agreement for the "Parallel Addressing Video Technology" and the license is exclusive as it relates to the technology as applied to the travel industry. UIT has retained the right to the technology for all other uses outside of the travel industry. The intellectual property acquired consists of a license for the "Parallel Addressing Video Technology" which includes the Netcruise name, logo, trade-marks and service-marks. The Company did not acquire the patent to the "Parallel Addressing Video Technology." Also included as part of the intellectual property was an agreement between UIT and Internet Travel Network
(ITN), of Palo Alto, CA which UIT transferred to the Company. This agreement provides for a "private label" site on the ITN "booking engine". The agreement expires in April, 1999 and automatically renews for successive one year periods unless either party gives notice, no later than 30 days prior to the end of the period, of its intent not to renew. The ITN "booking engine" is essentially a world wide web based graphical user interface to the airline owned Apollo computerized reservation system . This technology allows a layperson with access to the internet to access the databases and pricing systems used by travel agents to research and procure air, car rental and hotel reservations. By "private labeling" this functionality, the Company is able to offer its travel consultants access to a leading travel system, while not having to expend the Company's capital resources which would be required to create its own access. The custom software acquired by the Company consists of a video player program (called a ULI player) that permits the end user to view video files, a cruise database, a CD- ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software. The technological feasibility of the custom software was established at the time of the acquisition, as a working model had been completed at that time. The Company formed NetCruise as a wholly owned subsidiary for the purpose of operating an internet travel business featuring the technology obtained through this acquisition.


Although the internet web-site is still in the development stage and the Company only has a limited number of individuals who have subscribed to be independent travel consultants (280) and does not yet have any internet travel customers, the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants. The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying a fee to the Company. The independent travel consultants will then be able to make reservations either through the password protected section of the Netcruise web site or via telephone conversations with travel agents who work directly for Netcruise. Non-members who visit the non-password protected section of the Netcruise web-site (the "Visitor's Section") shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section will allow independent travel consultants to see destinations in full motion video and stereo audio and to make hotel, air, car and vacation package reservations as well as research cruise itineraries reservations. However, since it is presently the policy of cruise lines not to accept cruise reservations over the internet from third parties, in order to make a cruise reservation, the independent travel consultant must contact Sammy's Travel World, Inc., a wholly owned subsidiary of the Company, via telephone, fax or e-mail, whereby a live travel agent will then make the cruise reservation.The password protected section is only accessible by company personnel and independent travel consultants using a password. The Company expects that the web-site will not be fully integrated to support the independent travel consultants until mid -1999. See Note 4.

The budgeted cost of the internet travel business becoming operational is expected to be approximately $1,342,000. Of such amount, approximately $198,000 is needed to complete the web-site. The remainder will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of a recent private placement, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


                  On September  30,  1998,  the Company had cash of $606,121 and working capital of $144,541. As of November 1, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues are not expected to be significant for the balance of the fourth fiscal quarter ending December 31, 1998. Management of the Company expects the internet travel business to be fully operational in mid 1999 and is planning to begin television marketing of the Company's products in mid 1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of common stock for an aggregate of $1,500,000. Therefore including anticipated cash to be received from revenues, the Company estimates that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time the Company does not have any alternative plans to raise additional funds needed to market or complete development of the web site.

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


                                               GENISYS RESERVATION SYSTEMS, INC.



                Date:  April 14, 1999       /s/  Lawrence E. Burk
                                         President and Chief Executive Officer

                Date:  April 14, 1999      /s/   John H. Wasko
                                         Secretary, Treasurer and
                                           Chief Financial Officer