Form 10QSB
period 1999-03-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-05-14
CIK 827100

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

                     (For the Quarter ended March 31, 1999)

                         Commission File Number 1-12689

               Genisys Reservation Systems, Inc. And Subsidiaries

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 1999: 7,295,409 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

                                    Yes X No


                                                                                        March            December
                                                                                          31, 1999          31, 1998
                                                                                        -------------  -------------------
                                                                                        (unaudited)
                                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents
       Accounts receivable, less allowance for doubtful                                     $101,563             $145,921
         accounts of $15,000
       Prepaid expenses                                                                       50,364               67,174
              Total Current Assets                                                            14,670                  835
                                                                                        -------------  -------------------
                                                                                             166,597              213,930
INVESTMENT IN, AND ADVANCES TO, GEN 02, INC.
                                                                                             547,184              664,204
PROPERTY AND EQUIPMENT
                                                                                             112,429               91,400
COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
    RELATED ASSETS, LESS ACCUMULATED AMORITIZATION
                                                                                           2,328,014            2,376,265
OTHER ASSETS
                                                                                              77,303               94,638
                                                                                        -------------  -------------------
                                                                                          $3,231,527           $3,440,437
                                                                                        =============  ===================


                                                                            LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of long-term debt                                                 $31,250              $21,875
        Accounts payable and accrued expenses                                                389,976              208,509
        Accrued interest payable - related party                                             182,069              179,758
                                                                                        -------------  -------------------

                 Total current liabilities                                                   603,295              410,142
                                                                                        -------------  -------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       81,250               90,625
                                                                                        -------------  -------------------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
     Preferred Stock, $.0001 par value: 24,294,000 shares
          authorized: none oustanding
    Series A preferred stock, $.0001 par vlaue, 706,000 shares                                     -                    -
          authorized; Issued and outstanding 381,177 shares
     Common Stock, $.0001 par value; 75,000,000 shares                                            38                   38
          authorized; issued and outstanding 7,295,409 * shares (1999)
          and 6,913,965* shares (1998)
      Additional paid in capital                                                                 730                  691
      Deficit Accumulated During the Development Stage                                     9,075,951            8,518,558
                                                                                          (6,529,737)          (5,579,617)
                                                                                        -------------  -------------------
Total Stockholders Equity
                                                                                           2,546,982            2,939,670
                                                                                        -------------  -------------------

                                                                                          $3,231,537           $3,440,437
                                                                                        =============  ===================
*2,000,000 shares issued are subject to shareholder approval (See Note 3).

                                  See Accompanying Notes to Consolidated Financial Statements


                                                                                          Period from
                                                                                          March 7, 1994
                                                                                         (Commencement of
                                                   Three Months       Three Months         Development
                                                      Ended              Ended         Stage Activites) to
                                                  March 31, 1999     March 31, 1998       March 31, 1999
                                                 ---------------     --------------       --------------


SERVICE REVENUES                                        $ 80,533             $ 14,821            $ 222,073
                                                        ---------            ---------           ---------


EXPENSES:
           Cost of Service                                 31,299               19,665              210,569
           General and Administrative:
            Payroll                                       190,743              202,253            2,151,278
            Professional Fees                             272,347               78,425            1,225,901
            Travel & Entertainment                         12,035               16,510              227,688
            Advertising & Promotion                         5,925               16,735              208,150
            Other                                         103,154               98,838            1,099,449
           Depreciation and Amortization                  221,658               96,032            1,109,666
           Interest Expense (Income), net                    (818)               7,327              204,881
                                                          836,343              535,785            6,437,582
                                                          -------              -------            ---------

LOSS BEFORE EQUITY IN GEN 02, INC.                        (755,810)           (520,964)          (6,215,509)

EQUITY IN LOSS FOR GEN 02, INC.                           (194,310)                -               (314,228)
                                                                              ---------            ---------

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                              ($950,120)           ($520,964)         ($6,529,737)
                                                                             ==========         ============


WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        7,282,802              4,378,927            3,501,018
                                                                             ---------            ---------

BASIC AND DILUTED LOSS PER
     COMMON SHARE                                          ($0.13)              ($0.12)              ($1.87)
                                                           -------              -------              -------



                                                 See Accompanying Notes to Consolidated Financial Statements








                                                                                                          Deficit
                                                                                                          Accumulated
                                 Common Stock *                                           Additional      During the
                                                             Series A Preferred Stock       Paid-in       Development
                                 Shares          Par Value     Shares        Par Value      Capital           Stage          Total
                                 ------           ---------     ------       ---------       -------           -----          -----


Balance - December 31, 1998         6,913,965        $691      381,177           38       $8,518,558     ($5,579,617)   $2,939,670


PROCEEDS FROM PRIVATE PLACEMENT       340,000          34            -            -          487,966                  -    488,000
OF COMMON STOCK, NET EXPENSES

ISSUANCE OF STOCK UPON
SAMMYS TRAVEL WORLD
ACQUISITION                            36,600           4            -            -           54,896                  -     54,900

COMMON STOCK ISSUED TO FORMER OFFICERS  4,844           1            -            -            14,531                 -      14,532
NET LOSS                                    -           -            -            -                -         (950,120)     (950,120)


BALANCE AT MARCH 31, 1999            7,295,409       $ 730      381,177         $ 38       $9,075,951      ($6,529,737)  $2,546,982
                                    ==========      ======     ========        =====      ===========     ============  ==========


*2,000,000 SHARES ISSUED ARE SUBJECT TO SHAREHOLDER APPROVAL (NOTE 3)

See Accompanying Notes to Consolidated Financial Statements



                                                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                               Development Stage Companies
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                     Period From
                                                                                                   March 7, 1994
                                                                                                 (Commencement of
                                                                                                Development Stage
                                                         Three Months Ended  Three Months Ended   Activities to
                                                          March 31,1999       March 31,1998       March 31,1999
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     ($950,120)          ($520,964)         ($6,529,737)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Equity in loss of Gen 02, Inc. since its inception          194,310                 -                314,228
      Depreciation and amoritization                              221,658              96,032            1,090,055
      Contribution to capital for services rendered                  -                   -                  49,600
      Changes in operating assets and liabilities:
        Accounts receivable                                        16,810                (995)             (51,270)
        Prepaid expenses                                          (15,505)            (13,970)             (28,350)
        Deposits and other                                         11,063                 -                (57,620)
        Accounts payable and accrued expenses                     176,934             (26,848)             558,691
          Net cash flows from operating acctivities              (344,850)           (466,745)          (4,654,403)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                           (124,750)            (93,238)          (1,674,732)
   Acquisition of Prosoft, Inc.                                       -                 -                  (34,601)
   Acquisition of Sammys Travel World                             (54,900)              -                  (54,900)
   Advanced to GEN 02, Inc.                                       (77,290)              -                 (117,290)
                                                        ------------------   ------------------  -------------------
           Net cash flows from investing activities              (256,940)            (93,238)          (1,881,523)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                        -               -                    (171,326)
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                   -               -                   4,507,915
  Issuance  of common stock for business acquisitions             54,900             -                      92,400
   Contribution to capital - stockholder/officer                    -                -                     205,400
   Proceeds from issuance of notes payable                          -                   9,093              955,000
   Payments under computer equipment leases                         -                 (22,555)             (63,076)
   Proceeds from sale and lease-back                                -                -                     294,644
   Proceeds from sale of common stock                             502,532            -                     812,532
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                     -                 -                     517,500
   Payments of 10% promissory notes                                -                 -                    (563,500)
  Other                                                            -                 -                      50,000
                                                        ------------------  ------------------  -------------------

          Net cash flows from financing activities                557,432             (13,462)           6,637,489
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                                (44,358)           (573,445)             101,563
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                         145,921           2,207,841                 -
                                                        ------------------  ------------------  ------------------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 101,563         $ 1,634,396            $ 101,563
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                         $                          $ 13,506            $ 168,322
                                                        -------------------------------------           ---------
   Issuance of common stock for UIT assets               $                   $      -                 $ 2,500,000
                                                        ---------------------------------------------------------
   Conversion of related party debt to common stock      $                   $      -                   $ 57,609
                                                        ---------------------------------------------------------
   Conversion of convertible notes payable to common
       stock                                             $                   $      -                   $ 30,000
                                                        ---------------------------------------------------------
   Conversion of related party debt into Series A
       preferred stock                                   $                   $      810,000           $  810,000
                                                        --------------------------------------------    ---------
    Net assets exchanged for investment in GEN 02, Inc.  $                   $      -                  $ 744,122
                                                        ---------------------------------------------------------


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

                  In  accordance  with  AICPA  Statement  of  Position  98-1 the
Company capitalizes the direct cost of materials, services and interest consumed in the development of computer software. Such costs, as well as the cost of acquired technology licenses and related assets, are being amortized over five years, subject to periodic evaluation for impairment.


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

                 As of November 5, 1998, the Company began  generating  revenues from shared  commissions  earned by the network of Sterling  Travel  Consultants recently  acquired,  although  these revenues were not  significant  through the fiscal  quarter  ended March 31,  1999.  Management  of the Company  expects the
Internet travel business to be fully  operational in mid-1999 and is planning to begin television marketing of the Company's products in mid-1999.  These efforts are expected to  significantly  increase  revenues in 1999. The Company plans to continue  an  aggressive  marketing  campaign  as well as expand its  network of travel  consultants  throughout  1999.  The Company  expects its  operations  to achieve  break-even  by the end of fiscal  1999.  The  Company has also begun to receive  contingent  payments  from  GEN 02  although  these  payments  were not significant  through  the fiscal  quarter  ended  March 31,  1999.  The  Company completed a private placement of common stock in January 1999 and received gross proceeds of  $1,500,000  of which  $200,000 was received in 1998 and $510,000 in
1999. With these proceeds and anticipated cash to be received from revenues, the
Company  believes  that it will have  sufficient  resources  to provide  for its planned  operations for the next twelve months. At the present time, the Company does not have any alternative  plans to raise  additional funds needed to market or  complete  development  of its web  site or to fund  cash  shortfalls  should anticipated revenues not be achieved.  Additionally,  as a result of the sale of the limousine
                                                     6


reservation  business to GEN 02, Inc., the Company has limited its post-December
31, 1998 cash outflow for the limousine reservation business to $140,000 (which is the balance remaining on the Company's loan commitment to GEN 02, Inc.) As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in September 1999. Test marketing of the infomercial is expected to produce 2,000 new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.

                  Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" include elsewhere herein for additional information.


Note 3            Acquisition

                    Net Cruise - As of June 30, 1998, the Company's newly formed
subsidiary,   NetCruise   Interactive,   Inc.  ("NetCruise")  acquired  computer
software,   a  technology   license  and  related  assets  from  United  Leisure
Interactive,  Inc.  ("UIT") in exchange for  2,000,000  shares of the  Company's stock and two warrants ("Warrants").  Subsequently, the Company was advised that because the issuance of 2,000,000 shares and warrants exceeded 20% of the Issued and  outstanding  shares,  shareholder  approval  was required by a NASDAQ rule.
NASDAQ has agreed to continue  listing the  Company's  securities  on the NASDAQ
Small Cap Market pursuant to the following  conditions:  (i) the UIT Transaction must be unwound in the event  shareholders  do not ratify the acquisition of the software, technology license and certain related assets from UIT and approve the issuance of 1,100,000 shares of Common Stock and two Stock Purchase  Warrants to
UIT; (ii) the Company must file a Definitive Proxy Statement with the Securities and Exchange Commission and NASDAQ on or before February 15, 1999; and (iii) the
Company  must  submit  documentation  to  NASDAQ on or  before  April  15,  1999 evidencing  either the  receipt  of  shareholder  approval  of the  issuance  of additional  shares to UIT or the unwinding of the issuance of additional  shares to UIT and purchase of the  technology  license and certain  related assets from
UIT.  The Company has  requested  an  extension  from NASDAQ with respect to the deadline to July 31, 1999.

                    The Company and UIT have  restructured  the  transactions so that UIT will return to the Company  1,100,000  shares of the  Company's  Common
Stock  (retaining  900,000 shares that are not in violation of the NASDAQ Market
Place Rule) and the Warrants.  The Company will issue to UIT 1,100,000 shares of
Convertible  Series B Preferred  Stock (the "Series B Preferred  Stock"),  which
Series B Preferred Stock is  automatically  convertible into 1,100,000 shares of the  Company's  Common  Stock upon  Shareholder  approval of the issuance of the
1,100,000  shares of Series B  Preferred  Stock and the  Warrants.  The Series B
Preferred Stock is non-voting stock and carries a mandatory dividend of $275,000 payable on September 30, 1999 and a mandatory  quarterly dividend at the rate of
$68,750 commencing with the quarter ended December 31, 1999. No dividend will be payable if the Shareholders  approve the issuance of the 1,100,000 shares Common
Stock and Warrants  prior to the time that the  dividend is payable.  Therefore, the total  purchase in the UIT  Transaction  is 900,000  shares of the Company's
Common  Stock  and  1,100,000  shares  of the  Company's  Series  B  Convertible
Preferred  Stock.  If  shareholders   ratify  the  acquisition,   the  Series  B
Convertible  Preferred  Stock will  automatically  be converted  into  1,100,000 shares of the  Company's  Common Stock and the Company will issue two  warrants, each to purchase 800,000 shares of Common Stock, as outlined above.

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

In February 1999, the Company acquired Sammy's Travel World. Inc. a travel agency for 36,600 shares of common stock valued at $1.50 per share ($54,900).


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

                  Pro forma results assuming the acquisitions had occurred as of January 1, 1998 have not been presented, as the acquisitions of Sterling and Sammy's were not deemed significant and the acquisition of assets from UIT was not of a business.

                  The acquisition of assets from UIT is subject to ratification by the shareholders. (Reference should be made to "Pro Forma Financial
Statements" appearing elsewhere herein for description of the effects recission.


Note 4 -            Stockholders' Equity

                    Cancellation of Shares - In August 1996, the Company gave notice to a former officer and director of the Company that it was canceling the 333,216 shares of its common stock which had been issued to the former officer in connection with services to be provided at the inception of Travel Link. Such cancellation relates to various claims made by the Company against the former officer and failure to provide services to the Company. The former officer has contested the attempt by the Company to cancel his shares. Pending return of the shares, they are considered outstanding for all periods presented herein. (See
Note 5 for information concerning litigation commenced by the former officer.)

                       Contingent Shares - In connection with the Sterling acquisition described in Note 3, an additional
17,500 shares were placed in escrow and will be released in the event the Company achieves $3,000,000 of gross sales during the twelve months ended
October 31, 1999.


Note 5            Contingencies


                  On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the
Company, Travel Link, the officers of both companies, and various related and unrelated parties seeking among other things a declaratory judgement that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer. (See note 4 - Cancellation of Shares.)

                  On December 23, 1997, an individual filed an action in the Superior Court of New Jersey against the Company and the former President of the Company, alleging that the former President of the Company induced such person to lease her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same officer of the Company. The Company believes that the plaintiff's claim is without merit and intends to vigorously defend the action and to assert numerous defenses in its answer. A former officer and director has agreed to hold the Company harmless and indemnify the Company from any and all claims. Management believes that there will be no material effect on the Company as a result of this action.


Note 6            Exchange of Assets

                  In November 1998,  the Company  decided to exchange the assets of its  computerized  limousine  reservation  and  payment  system  for a  32.7%
interest  in Gen 02,  Inc.,  a Company  newly  formed by a former  director  and founder of the Company,  and contingent  payments for a period of five years (up to a maximum  total of  $1,080,000).  For  financial  reporting  purposes,  this exchange  resulted in a change in reporting from consolidated (for periods prior to November 6, 1998) to the equity basis (for periods  since  November 6, 1998).
(See "Pro Forma Statements of Operations  appearing elsewhere herein for assumed exchange as of January 1, 1998.)

Summarized information on Gen 02, Inc. for the three months ended March 31, 1999 is as follows:

                                                                       March 31,
                                                                          1999

Revenues from external domestic customers                              $  72,906

Expenses:
    Cost of services                                                      22,560
    General and administrative                                           141,804
    Depreciation and amortization                                        102,852
         Net loss                                                        267,216
                                                                      $(194,310)

Current assets                                                         $  71,758

Property and equipment                                                   181,897

Computer software costs                                                  441,216

Other assets                                                              43,129
                                                                       $ 738,000

Current liabilities                                                    $ 146,662

Due to Company and Transponet                                            122,000

Equity                                                                   469,338
                                                                       $ 738,000
                                                     9


                     MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations

                  The principal business activity of the Company is the Internet
Travel  business  which   generates   revenues  from  people  who  have  paid  a
subscription fee and signed up as Independent travel  consultants.  In addition, airlines,  hotels, car rental companies,  cruise lines, tour operators and other travel vendors will pay the Company  commissions  for all sales generated by the
Company's network of independent travel  consultants.  Such commissions are then shared with the independent travel consultants.

                  In order to concentrate its resources and efforts on its NetCruise Internet Travel business, in November 1998 the Company agreed to sell the assets of the computerized limousine and payment system to GEN 02, Inc. a company newly formed by a management group lead by Mark A. Kenny, former director and founder of the Company. The Company owns a minority interest in the new company and will receive royalties on transactions processed by the new company for a period of five years.

                  On November 5, 1998, in order to augment the Company's entry into the internet travel business, the Company entered into an Asset Purchase
Agreement with Sterling AKG Corp., d/b/a Sterling Travel, in which the Company purchased all the assets relating to Sterling's network of independent travel consultants.

                  As of February,  1999,  the Company  acquired  Sammy's  Travel
World, Inc. a full service travel agency serving the northern New Jersey and New
York City areas. The purchase price for the acquisition was 36,600 shares of the company's common stock which, for accounting purposes, is being valued at $1.50 per share or an aggregate of $54,900. The company believes that this agency with its team of travel agents will provide the company with licensing and servicing capabilities that will augment and extend the current capabilities of the company, particularly the Sterling Travel consultants. The Company believes that this combination of experience and expertise will accelerate its entry into the Internet travel business.

                  As indicated above, revenues and related costs of fiscal 1999 differ from those of fiscal 1998, as revenues from its former computerized limousine reservation and payment system represented all of the Company's revenues until November 5, 1998 and thereafter, all revenues relate to its internet travel business. Reference should be made to Pro Forma Statement of Operations, which assumes the sale of the computerized limousine reservation and payment system as of January 1, 1998.

                  The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the three months ended March 31, 1999 were $80,533 compared to $14,821 for the 1998 period.

                  The  corresponding  cost of sales for the three  months  ended
March 31, 1999 was $31,299 compared to $19,665 for the1998 period. The net loss for the three months ended March 31, 1999 was $950,120 or $0.13 cents a share compared to a loss of $520,964 or $.12 cents a share for the 1998 period. As reflected in the accompanying financial statements, the Company has incurred losses totaling $6,529,737 since inception and at March 31, 1999, had a working capital deficit of $436,698.

                  General and administrative expenses were $584,204 for the three months ended March 31, 1999 as compared to 412,761 for the 1998 period.
The primary reason for the difference between the two periods is an increase in legal expenses related to litigations.


                  Cost increase during the 1999 period consist of consulting fees ($52,200), professional fees ($194,500) and other administrative costs
($2,900).  Costs  decreases  during the 1999  period  consist  of payroll  costs
($11,500), travel costs ($5,400),  insurance costs ($1,000), and marketing costs
($30,500).


Liquidity and Capital Resources

                  The Company's funds have  principally  been provided from Loeb
Holding  Corp.  as escrow  agent,  Loeb  Holding  Corp.,  LTI  Ventures  Leasing
Corporation, a private offering and a public offering.

                  In September 1995, January 1996 and December 1996, the Company entered into sale and leaseback arrangements whereby the Company sold the bulk of its computer hardware and commercially purchase software to a lessor for amounts totaling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. Pursuant to the November 1998 exchange of assets for a 32.7% interest in Gen 02, Inc. the obligations under the sale and leaseback arrangements were assumed by Gen 02, Inc.

                  In March 1998,  Loeb Holding Corp., as escrow agent for Warren
D. Bagatelle, Managing Director of Loeb Partners, Corp. HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals of two Term Promissory Convertible Notes in the principal amounts of $475,000 and $237,500 converted $400,000 of the principal amount of the former note and $200,000 of the principal amount of the latter note  into  188,235  shares  and  94,118  shares  respectively  of the  Series A
Preferred Stock of the Company at a price of $2.125 per share.

                  In March 1998,  Loeb Holding Corp., as escrow agent for Warren
D. Bagatelle, Managing Director of Loeb Partners, Corp. HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals of four eighteen month Convertible Promissory Notes aggregating $210,000, converted the total principal amount of the four notes
($210,000) into 98,824 shares of the Series A Preferred Stock of the Company at a price of $2.125 per.

                  In March 1998,  Loeb Holding Corp., as escrow agent for Warren
D. Bagatelle, Managing Director of Loeb Partners, Corp. HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals of two Term Promissory Convertible Notes aggregating
$37,500, converted the total principal amount of the notes ($37,500) into 400,000 shares of the Common Stock of the Company at a price of $0.09375 per share.

                  The financing of Loeb Holding Corp., and the sale and leaseback arrangement entered into by the Company contributed to the original capitalization of the Company.

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

                  On March 31,  1999,  the Company  had cash of  $101,563  and a working  capital  deficit of $436,698.  As if November 5, 1998,  the Company has
begun to  generate  revenues  from shared  commissions  earned by the network of
Sterling Travel Consultants recently acquired,  although these revenues have not been significant. Management of the Company expects the Internet travel business to fully  operational in mid 1999 and is planning to begin television  marketing
of  the  Company's   products  in  mid  1999.  These  efforts  are  expected  to significantly  increase  revenues.  The Company plans to continue the aggressive marketing  campaign  as  well  as  expand  its  network  of  travel  consultants throughout  1999.  Although  the  Company  has also begun to receive  contingent payments  from Gen 02, these  revenues  have not been  significant.  The Company expects its operations to achieve break-even by the end of fiscal 1999.

The  Company  completed  a private  placement  of common  stock in January  1999 whereby it sold 1,000,000  shares of Common Stock for an aggregate of $1,500,000 of which  $200,000  was  received  in 1998 and  $510,000  in 1999.  The  Company estimates, including anticipated cash to be received from revenues, that it will have  sufficient  resources to provide for its planned  operations  for the next twelve  months.  At the present time the Company  does not have any  alternative plans to raise additional funds needed to market or complete  development of the web site.




                              GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                         (Development Stage Companies)

                                PRO FORMA CONDENSED CONSOLIDATED BALANCE SHEETS
                                                MARCH 31, 1999
                                                  (Unaudited)



The following statements are based upon the historical balance sheet of the Company appearing elsewhere herein to show the effect on the Company's balance sheet if the shareholders approve or do not approve (1) the issuance of 1,100,000 shares of Series B Convertible Preferred Stock which automatically converts into 1,100,000 shares of Common Stock and the related ratification of the Acquisition of software, a technology license and related assets from United
Internet Technologies, Inc. ("UIT Transaction") and (2) the ratification of the exchange of the Company's limousine reservation business for a noncontrolling interest in Gen 02, Inc. ("Gen 02 Transaction"). Reference should be made to
Note 3 to the Company's  financial  statements  appearing in the Company's  Form
10-KSB for the year ended December 31, 1998 for additional information. These statements should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein.

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
                                                            Approve Both       Gen 02           UIT            Either
                         ASSETS                            Transactions     Transaction     Transaction      Transaction
                                                              (Note A)        (Note B)        (Note C)        (Note D)

Current assets                                               $   166,597      $   238,355    $   166,597     $   238,355

Investment in, and advances to, Gen 02, Inc.                     547,184           -             547,184          -

Property and equipment                                           112,429          294,326        112,429         294,326

Computer software and related assets                           2,328,014        2,769,230        203,014         644,230

Other assets                                                      77,303          116,278         77,303         116,278
                                                           -------------     ------------  -------------    ------------

                                                              $3,231,527       $3,418,189     $1,106,527      $1,293,189
                                                              ==========       ==========     ==========      ==========

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                          $   603,295      $   749,957   $    653,295     $   799,957

Long-term debt                                                    81,250          121,250         81,250         121,250

Stockholders' equity                                           2,546,982        2,546,982        371,982          371,982
                                                             -----------     ------------   ------------     ------------

                                                              $3,231,527       $3,418,189     $1,106,527      $1,293,189
                                                              ==========       ==========     ==========      ==========

Note A - Represents the historical balance sheet at March 31, 1999, as both transactions were recorded as completed transactions.

Note B - Reflects the consolidation of Gen 02, Inc.'s balance sheet appearing in
Note 6 herein and the elimination of intercompany balances.

Note C - Reflects the elimination of the $2,125,000 book value of the assets acquired from UIT at March 31, 1999, the related $2,500,000 value ascribed to the common stock issued and accumulated depreciation and amortization of $375,000. In addition, the estimated costs of $50,000 to unwind the UIT transaction have been accrued.

Note D - Reflects both the consolidation and elimination entries described in Notes B and C.






                              GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                         (Development Stage Companies)

                           PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   FOR THE THREE MONTHS ENDED MARCH 31, 1999
                                                  (Unaudited)




The following statements are based upon the historical consolidated statement of operations of the Company appearing elsewhere herein to show the effect on the Company's statement of operations if the shareholders approve or do not approve
(1) the issuance of 1,100,000 shares of Series B Convertible Preferred Stock which automatically converts into 1,100,000 shares of Common Stock and the related ratification of the acquisition of software, a technology license and related assets from United Internet Technologies, Inc. ("UIT Transaction") and
(2) the ratification of the exchange of the Company's limousine reservation business for a noncontrolling interest in Gen 02, Inc. ("Gen 02 Transaction").
Reference should be made to Note 3 to the Company's financial statements appearing in the Company's Form 10-KSB for the year ended December 31, 1998 for additional information. These statements should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein.

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
                                                        Approve Both        Gen 02             UIT              Either
                                                        Transactions      Transaction      Transaction        Transaction
                                                          (Note A)         (Note B)          (Note C)          (Note D)

SERVICE REVENUES                                         $     80,533       $   153,439     $     80,533        $   153,439
                                                         ------------       -----------     ------------        -----------

EXPENSES:
   Cost of services                                            31,299            53,859           31,299             53,859
   General and administrative                                 584,204           726,008          584,204            726,008
   Depreciation and amortization                              221,658           324,510           96,658            199,510
   Interest expense (income), net                                (818)             (818)            (818)             (818)
                                                      ---------------   ---------------  ---------------   ---------------
                                                              836,343         1,103,559          711,343            978,559
                                                         ------------       -----------     ------------       ------------

LOSS BEFORE EQUITY IN GEN 02, INC.                           (755,810)         (950,120)        (630,810)          (825,120)

EQUITY IN LOSS OF GEN 02, INC.                               (194,310)            -             (194,310)              -
                                                         ------------   ----------------    ------------   -------------

NET LOSS INCURRED DURING THE
   DEVELOPMENT STAGE                                       $ (950,120)       $ (950,120)     $  (825,120)       $  (825,120)
                                                           ==========        ==========      ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING       7,282,802         7,282,802        5,282,802          5,282,802
                                                          ===========       ===========      ===========        ===========
BASIC AND DILUTED LOSS PER
   COMMON SHARE                                               $(.13)            $(.13)           $(.16)             $(.16)
                                                              =====             =====            =====              =====

Note A - Represents the historical  statement of operations for the three months
ended  March  31,  1999,  as  both   transactions  were  recorded  as  completed
transactions.

Note B - Reflects the consolidation of Gen 02, Inc.'s statement of operations appearing in Note 6 herein with the Company's statement of operations.

Note C - Reflects the elimination of the $125,000 of amortization on the assets acquired from UIT during the three months ended March 31, 1999 and the number of shares of common stock issued to UIT.

Note D - Reflects both the consolidation and elimination entries described in Note B and C.


PART II           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  None


SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    GENISYS RESERVATION SYSTEMS, INC.


Date: May 14, 1999________           ____________________________________
                                       Lawrence E. Burk
                                       President and Chief Executive Officer

Date: May 14, 1999________           ____________________________________
                                       John H. Wasko
                                       Secretary, Treasurer and
                                       Chief Financial Officer