Form 10QSB/A
period 1998-09-30
GENISYS RESERVATION SYSTEMS INC
filed 1999-05-18
CIK 827100

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

                                                     Yes X No

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                              Development Stage Companies
                                          CONSOLIDATED BALANCE SHEETS






                                                                             September          September           December
                                                                              30, 1998           30, 1998           31, 1997
                                                                           ---------------    ---------------    ---------------
                                                                             (Proforma)        (unaudited)
                                                                 ASSETS
CURRENT ASSETS:
       Cash and cash equivalents                                                 $431,121           $606,121         $2,207,841
       Accounts receivable                                                         32,615             32,615              8,784
       Prepaid expenses                                                             5,029             12,448              5,127
                                                                           ---------------
              Total Current Assets                                                468,765            651,184          2,221,752
                                                                           ---------------    ---------------    ---------------
EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION                                                                71,708            285,918            261,643

                                                                             ---------------    ---------------    ---------------
INVESTMENT IN AND ADVANCES TO GEN02, INC.                                         962,390            -                  -

OTHER ASSETS:
        Computer software costs, less accumulated
             amortization                                                       1,417,964          1,992,376            581,193
        Debt issue costs, less accumulated amortization                            12,521             12,521             26,609
        Deposits and Other                                                         56,555             56,555             61,669
        Licenses and Intellectual Property, less
             accumulated amortization                                             975,000            975,000                  -
                                                                           ---------------    ---------------    ---------------
                                                                                2,462,040          3,036,452            669,471
                                                                           ===============    ===============    ===============
                                                                               $3,964,903         $3,973,554         $3,152,866
                                                                           ===============    ===============    ===============

                                                                               LIABILITIES AND STOCKHOLDERS EQUITY
CURRENT LIABILITIES:
        Current maturities of long-term debt                                     $103,114           $103,114           $114,957
        Accounts payable and accrued expenses                                     214,872            223,523            189,712
        Accrued interest payable - related party                                  177,006            177,006            163,296
        Accrued consulting fees - related party                                     3,000              3,000              3,000
                                                                           ---------------    ---------------    ---------------
                 Total current liabilities                                        497,992            506,643            470,965

LONG-TERM DEBT:
         Long-term debt, less current maturities                                   63,542             63,542            982,742
                                                                           ---------------    ---------------    ---------------

                  Total Liabilities                                               561,534            570,185          1,453,707
                                                                           ---------------    ---------------    ---------------
COMMITMENTS
STOCKHOLDERS EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 par value: 25,000,000 shares
          authorized                                                                     -                     -              -
     Series A preferred stock, 706,000 shares
        authorized   381,177 issued and outstanding                                    38                 38                  -

     Common Stock, $.0001 par value; 75,000,000 shares
          authrized:;6,755,5944sharessandd4,365,5944 shares
          issued and outstanding                                                      676                676                436
      Additional paid in capital                                                8,281,073          8,281,073          4,933,851
      Deficit Accumulated During the Development Stage                         (4,878,418)        (4,878,418)        (3,235,128)
                                                                           ---------------    ---------------    ---------------

Total Stockholders Equity                                                       3,403,369          3,403,369          1,699,159
                                                                           ---------------    ---------------    ---------------

                                                                               $3,964,903         $3,973,554         $3,152,866
                                                                          ===============    ===============    ===============
                                                               See Accompanying Notes to Financial Statements



                                GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                    DEVELOPMENT STAGE COMPANIES
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                    DURING THE DEVELOPMENT STAGE
                                         (Unaudited)
                                                                                                                     From Inception
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



                                                                                     See Accompanying Notes to Financial Statements


                                GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                       DEVELOPMENT STAGE COMPANIES
                                    CONSOLIDATED STATEMENT OF CHANGES IN
                                       STOCKHOLDERS EQUITY
                                           (Unaudited)





                                                                                                              Deficit
                                                                                                            Accumulated
                                                                                              Additional      During the
                                     Common Stock             Series A Preferred Stock        Paid-in       Development
                                    Shares       Par Value      Shares       Par Value        Capital          Stage          Total


BALANCE - DECEMBER 31, 1997      4,355,594         $436             -              -      $4,933,851     ($3,235,128)    $1,699,159

CONVERSION OF LONG-TERM
DEBT INTO SERIES A PREFERRED
STOCK AT $2.125 PER SHARE
  IN MARCH 1998                        -            -           381,177           38         809,962             -         810,000

CONVERSION OF NOTES PAYABLE
INTO COMMON STOCK AT
$0.09375 PER SHARE IN MARCH 1998    400,000          40             -              -          37,460             -          37,500

ISSUANCE OF COMMON STOCK
AT $1.25 PER SHARE
FOR ACQUISITION OF UNITED
LEISURE INTERAINTERACTIVE'S ASSETS
AS OF JUNE 30, 1998                 2,000,000*       200             -             -        2,499,800             -      $2,500,000

NET LOSS                                  -            -             -             -               -      (1,643,290)   ($1,643,290)

BALANCE AT SEPTEMBER 30, 1998       6,755,594       $676       381,177            $38      $8,281,073      ($4,878,418)  $3,403,369

*2,000,000 SHARES ISSUED ARE SUBJECT TO SHAREHOLDER APPROVAL (NOTE 4).

                                                             See Accompanying Notes to Financial Statements



                                                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                               Development Stage Companies
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                                                                   Period From
                                                                                                 March 7, 1994
                                                                                                (Commencement of
                                                                                                Development Stage
                                                        Nine Months Ended   Nine Months Ended   Activities to
                                                        Sept. 30,1998       Sept. 30,1997       Sept. 30,1998
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    (1,643,290)         (1,113,123)          (4,878,418)
   Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation and amoritization                              397,091             128,230              730,985
      Contribution to capital of services rendered                   -               -                      49,600
      Changes in operating assets and liabilities
        Accounts receivable                                       (23,831)                  0              (32,615)
        Prepaid expenses                                           (7,321)             (1,729)             (12,448)
        Deposits and other                                          4,934                  -               (58,703)
        Accounts payable and accrued expenses                      47,521            (256,069)             403,529
                                                         ------------------  ------------------  -------------------
          Net cash flows from operating acctivities            (1,224,896)         (1,242,691)          (3,798,070)
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                           (293,281)           (333,232)          (1,611,207)
   Acquisition of Prosoft, Inc.                                         0             (34,602)             (34,602)
                                                        ------------------     ------------------  -------------------
           Net cash flows from investing activities              (293,281)           (367,834)          (1,645,809)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                     9,652              70,000               14,652
   Payments on long-term debt                                          -              (65,000)            (925,840)
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs               4,661,124            4,705,915
   Conversion of convertible notes payable
       to common stock                                                 -                 -                  67,500
   Conversion of long-term debt to Series A
       Preferred Stock                                            810,000                -                 810,000
   Issuance of common stock upon exercise of option                    -               15,000               15,000
   Loans and advances from related parties                                           -(14,518)                                -
   Proceeds from issuance of notes payable                                           -      -              955,000
   Payments under computer equipment leases                       (93,195)            (71,260)            (156,271)
   Proceeds from sale and lease-back                                                 -                   - 294,644
   Proceeds from issuance of common stock                                            -                   - 110,000
   Contribution to capital - stockholder/officer                                     -128,700              205,400
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                                       (563,500)             517,500
   Payments on 10% promissory notes and related
      warrants                                                                       -                   -(563,500)
                                                                                                -------------------
          Net cash flows from financing activities                (83,543)          4,160,546            6,050,000
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                             (1,601,720)          2,550,021              606,121
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         2,207,841              91,548                                 -
                                                        ------------------  ------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 606,121         $ 2,641,569            $ 606,121
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $ 29,000            $ 65,699            $ 169,498
                                                        ------------------  ------------------  -------------------
   Net liabilities assumed in reverse acquisition        $                   $      -                   - $ 14,087
                                                        ------------------  ------------------  -------------------
   Conversion of related party debt to common stock      $                   $      -                   - $ 20,109
                                                        ------------------  ------------------  -------------------
   Conversion of long-term debt to Series A Preferred
       Stock                                                    $ 847,500    $                        -  $ 847,500
                                                        ------------------  ------------------  -------------------
   Conversion of notes payable to common stock                   $ 37,500    $                30,000      $ 67,500
                                                        ------------------  ------------------  -------------------
    Issuance of common stock and preferred stock
        to acquire travel related assets                      $ 2,500,000    $                         $-2,500,000
                                                        ------------------  ------------------  -------------------

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


                  As a result  of the  transaction,  the  Company  acquired  the internet  travel  web  site  called "  NetCruise"  and a  perpetual,  world-wide technology  license for "Parallel  Addressing  Video  Technology" for all travel related applications,  along with all of the related software,  computer systems and  intellectual  properties.  No  royalty  payments  are  required  under  the licensing agreement for the "Parallel Addressing Video
Technology"  and the license is  exclusive  as it relates to the  technology  as applied to the travel industry. UIT has retained the right to the technology for all other  uses  outside  of the  travel  industry.  The  intellectual  property acquired  consists of a license for the "Parallel  Addressing Video  Technology"
which includes the NetCruise  name,  logo,  trade-marks and  service-marks.  The
Company  did  not  acquire  the  patent  to  the  "Parallel   Addressing   Video
Technology." Also included as part of the intellectual property was an agreement between  UIT and  Internet  Travel  Network  (ITN),  of Palo Alto,  CA which UIT transferred to the Company.  This agreement  provides for a "private label" site on  the  ITN  "booking  engine".  The  agreement  expires  in  April,  1999  and automatically  renews for  successive one year periods unless either party gives notice,  no later than 30 days prior to the end of the period, of its intent not to renew.  The Company has renewed this agreement under the terms and conditions of the original agreement.  The ITN "booking engine" is essentially a world wide web based  graphical  user  interface to the airline  owned Apollo  computerized reservation  system.  This  technology  allows a  layperson  with  access to the internet to access the  databases  and pricing  systems used by travel agents to research  and  procure  air,  car rental  and hotel  reservations.  By  "private
labeling"  this  functionality,   the  Company  is  able  to  offer  its  travel
consultants  access to a leading travel  system,  while not having to expend the
Company's  capital  resources  which would be required to create its own access.
The custom software  acquired by the Company  consists of a video player program
(called a ULI player) that  permits the end user to view video  files,  a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software. The technological feasibility  of  the  custom  software  was  established  at  the  time  of  the acquisition,  as a working  model had been  completed at that time.  The Company formed  NetCruise as a wholly owned  subsidiary  for the purpose of operating an
internet  travel  business  featuring  the  technology   obtained  through  this
acquisition.

     The purchase of these assets has been recorded as of the date of purchase at the total purchase price of $2,500,000, which represents the fair value of the assets acquired. The purchase price allocated to the individual assets acquired, based on the estimated fair value at the date of the acquisition, is as follows: (i) $1,450,000 of computer software; (ii) $1,000,000 for the license to the "Parallel Addressing Video Technology"; (iii) $10,000 for the agreement between ITN and UIT and (iv) $40,000 for computer equipment. The purchase price consisted of 2,000,000 shares of the Company's Common Stock, which at the time of the purchase was trading at approximately $2.50 per share on The Nasdaq SmallCap Market. For accounting purposes the Company estimated the fair value of the shares at $2,500,000 since the shares were restricted. No goodwill resulted from this transaction, as no business was acquired.

                  Although the Company only has a limited  number of individuals who have  subscribed  to be  independent  travel  consultants  and therefore few customers,  the Company intends to launch,  through television  advertising,  an aggressive  marketing campaign inviting the general public,  along with existing travel  agents,  to  become  NetCruise  travel  consultants  . The  goal  of the
Company's   marketing  campaign  is  to  encourage   individuals  to  enroll  as
independent travel consultants by paying an annual fee to the Company.  Each new independent travel consultant will receive a start-up kit consisting of a CD ROM library  of video  destinations;  a  marketing  kit  which  includes  a guide to marketing an at-home business, a training manual describing the travel industry, a welcome  letter  containing  a  password  for the web site and an  outline  of
NetCruise  policies and procedures and  full-service  support from the Company's live travel agents. The independent travel consultants will then be able to make reservations  either through the password protected section of the NetCruise web site or via  telephone  conversations  with travel  agents who work directly for
NetCruise.  Non-members  who visit the  non-password  protected  section  of the
NetCruise  web-site (the "Visitor's  Section") shall have access to a portion of the site which contains  general  information  about the Company,  describes the
independent   travel  consultant  program  and  allows  the  public  to  request information or enroll as an independent travel consultant.


                  The  internet  web-site is  currently  operational  , although
management   expects  web-site   development  to  continue   through   mid-1999.
Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its website. There can be no assurance that the Company will to be able to achieve the necessary technological advancements.
To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password. See Note 4.


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

         With the goal of making the Company Year 2000 compliant, the Company has developed a four phase implementation plan as follows:

         Inventory phase
         Vendor contact phase
         Reintegration phase
         Testing phase

         The Company has budgeted approximately $15,000 to implement this plan and has assigned overall responsibility for the project to its Systems Manager.
All software currently being developed by the Company or through third party contractors is being written to be Year 2000 compliant. The Company, with the assistance of outside software contractors, is in the process of changing its accounting system from non- compliant MAS-90 software to a compliant software system. Final implementation of fully tested and operational Year 2000 compliant systems is projected to be completed by the end of the second quarter of 1999.
The Company's banks and lenders have communicated that they will be Year 2000 compliant by the end of 1999. No other third party's Year 2000 compliance is expected to have a material impact on the operations of the Company.




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

                  As a result of the transaction, the Company acquired the internet travel web site called " NetCruise" and a perpetual, world-wide technology license for "Parallel Addressing Video Technology" for all travel related applications, along with all of the related software, computer systems and intellectual properties. No royalty payments are required under the licensing agreement for the "Parallel Addressing Video Technology" and the license is exclusive as it relates to the technology as applied to the travel industry. UIT has retained the right to the technology for all other uses outside of the travel industry. The intellectual property acquired consists of a license for the "Parallel Addressing Video Technology" which includes the NetCruise name, logo, trade-marks and service-marks. The Company did not acquire the patent to the "Parallel Addressing Video Technology." Also included as part of the intellectual property was an agreement between UIT and Internet Travel
Network (ITN), of Palo Alto, CA which UIT transferred to the Company. This agreement provides for a "private label" site on the ITN "booking engine". The agreement expires in April, 1999 and automatically renews for successive one year periods unless either party gives notice, no later than 30 days prior to the end of the period, of its intent not to renew. The Company has renewed this agreement under the terms and conditions of the original agreement. The ITN
"booking engine" is essentially a world wide web based graphical user interface to the airline owned Apollo computerized reservation system. This technology allows a layperson with access to the internet to access the databases and pricing systems used by travel agents to research and procure air, car rental and hotel reservations. By "private labeling" this functionality, the Company is able to offer its travel consultants access to a leading travel system, while not having to expend the Company's capital resources which would be required to create its own access. The custom software acquired by the Company consists of a video player program (called a ULI player) that permits the end user to view video files, a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software. The technological feasibility of the custom software was established at the time of the acquisition, as a working model had been completed at that time. The Company formed NetCruise as a wholly owned subsidiary for the purpose of operating an internet travel business featuring the technology obtained through this acquisition.

                  Although the Company only has a limited  number of individuals who have subscribed to be independent travel consultants and therefore a limited
number  of  customers,   the  Company  intends  to  launch,  through  television
advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents,  to become NetCruise travel  consultants . The goal of the Company's  marketing  campaign is to encourage  individuals  to enroll as independent travel consultants by paying an annual fee to the Company.  Each new independent travel consultant will receive a start-up kit consisting of a CD ROM library  of video  destinations;  a  marketing  kit  which  includes  a guide to marketing an at-home business, a training manual describing the travel industry, a welcome  letter  containing  a  password  for the web site and an  outline  of
NetCruise  policies and procedures and  full-service  support from the Company's live travel agents. The independent travel consultants will then be able to make reservations  either through the password protected section of the NetCruise web site or via  telephone  conversations  with travel  agents who work directly for
NetCruise.  Non-members  who visit the  non-password  protected  section  of the
NetCruise  web-site (the "Visitor's  Section") shall have access to a portion of the site which contains  general  information  about the Company,  describes the
independent   travel  consultant  program  and  allows  the  public  to  request information or enroll as an independent travel consultant.


                  The  internet  web-site  is  currently  operational,  although
management   expects  web-site   development  to  continue   through   mid-1999.
Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password.

     The purchase of these assets has been recorded as of the date of purchase at the total purchase price of $2,500,000, which represents the fair value of the assets acquired. The purchase price allocated to the individual assets acquired, based on the estimated fair value at the date of the acquisition, is as follows: (i) $1,450,000 of computer software; (ii) $1,000,000 for the license to the "Parallel Addressing Video Technology"; (iii) $10,000 for the agreement between ITN and UIT and (iv) $40,000 for computer equipment. The purchase price consisted of 2,000,000 shares of the Company's Common Stock, which at the time of the purchase was trading at approximately $2.50 per share on The Nasdaq SmallCap Market. For accounting purposes the Company estimated the fair value of the shares at $2,500,000 since the shares were restricted. No goodwill resulted from this transaction, as no business was acquired.

     The budgeted cost of the internet travel business  becoming  operational is expected to be  approximately  $1,342,000.  Of such  amount,  approximately
     $198,000 was  allocated to complete the  development  of the web site.  The remainder  will be used to  produce  a  television  video  infomercial  and purchase media time.  The Company  believes it will be able to finance such development  substantially  from proceeds of a recent private  placement in the amount of  $1,500,000,  but there can be no  assurance  that such funds
     will  be  sufficient.   In  the  event  the  Company  decides  to  purchase
     significant amounts of media time for the television  infomercial,  it will need to raise  additional  funds. No assurance can be made that the Company will be able to raise such funds.


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

                  Under the terms of the Sale  Agreement,  the sellers  sold and transferred  certain  contractual rights and obligations of the Company,  all of the assets of Travel Link which are utilized in connection  with the  ownership, operation and marketing of Genisys  Reservation  System and its entire ownership
interest  in  ProSoft  to  the  purchaser  in  the   transaction,   constituting
approximately  20% of the total assets of the  Company.  ProSoft is an 80% owned subsidiary  of the Company  which was  acquired  by the  Company in June,  1997.
ProSoft is a software  development  company which developed the software for the
Company's  computerized limousine reservation and payment system. Paul Murray, a former employee of the Company and President and Shareholder of ProSoft, is also a shareholder of Gen O2, Inc.


                  The Company sold these assets, which had a book value of $744,122 at November 6, 1998, net of $83,000 of indebtedness assumed by Gen O2, Inc. for (i) 2,450 shares of Series A Convertible Preferred Stock of Gen O2,
Inc., constituting a 32.66% interest in Gen O2, Inc.; and (ii) certain contingent payments payable until December 10, 2003, totaling $1,080,000 if all payments to the Company are realized, however, since there are no minimum contingent payments, it is possible that the Company will receive no significant contingent payments from GEN 02, Inc. The terms are as follows:

         a. For each completed limousine transaction through the current system from corporate users, a payment of $0.20 per transaction with a $100,000 maximum payment per year. b. For each completed limousine transaction through the Almost Real Time System (the "ART System") which was under development by the sellers prior to the execution of the sale agreement and is to be completed by GEN 02, Inc. that will be directed toward leisure customers, a payment of $0.20 per transaction with a $100,000 maximum payment in the first year and a $0.30 payment per transaction with a $120,000 maximum payment per year thereafter.

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



                                                    Nine Months Ended                                   Year Ended
                                                        September 30, 1998                             December 31, 1997
                                                                                      -------------------------------------------

                                    Historical    Reclassifications    Pro Forma       Historical    Reclassifications    Pro Forma
                                                       (Note A)                                              (Note A)

SERVICE REVENUE                   $     52,002      $  (52,002)  $        -          $     25,863   $    (25,863)   $       -
                                    ------------      -----------  ---------------     ------------   -------------   ---------

EXPENSES:
   Cost of service                      111,490        (111,490)           -                24,992        (24,992)          -
   General and administrative         1,205,173        (607,285)          597,888        1,318,203       (736,858)     581,345
   Depreciation and amortization        397,091        (287,589)          109,502          217,386       (195,700)      21,686
   Interest expense (income), net       (18,462)              -           (18,462)           55,407              -       55,407
                                       -------               -----       -------            ------        -----        ------
                                      1,695,292      (1,006,364)          688,928        1,615,988       (957,550)    658,438
                                      ---------      -----------          -------        ---------       ---------    -------

   LOSS BEFORE EQUITY IN GEN O2, INC.
                                     (1,643,290)        (954,362)        (688,928)      (1,590,125)       (931,687)   (658,438)

EQUITY IN LOSS OF GEN O2, INC.             -             954,362        (954,362)            -             931,687   (931,687)
                                         ------        -------        --------             -----         -------   --------

   NET LOSS INCURRED DURING THE DEVELOPMENT STAGE
                                     $(1,643,290) $           -        $(1,643,290)     $(1,590,125) $         -    $(1,590,125)
                                      ===========  ==================   ===========      ===========  ==============  ===========

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                       4,961,089                         4,961,089        4,121,000                  4,121,000
                                      ===========                       ===========      ===========                 ==========

   BASIC AND DILUTED LOSS PER COMMON SHARE
                                           $(.33)                            $(.33)           $(.39)                          $(.39)
                                            =====                             =====            =====                          =====



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


                           On  November  6,  1998 the  Company  entered  into an
                Acquisition Agreement (the "Sales Agreement") by and between the Company and Corporate Travel Link, Inc. ("Travel Link"), a wholly owned subsidiary of the Company (the sellers in the transaction) and TranspoNet (a non-affiliated company), Mark A. Kenny, Paul Murray and GEN 02, Inc. (the purchaser in the transaction), a newly organized corporation formed by Mark A. Kenny, a former director and founder of the Company. This sale will allow the Company to concentrate its resources and efforts on the continued build-up of its internet travel business. Under the terms of the Sale Agreement, the sellers sold and transferred certain contractual rights and obligations of the Company, all of the assets of Travel Link which are utilized in connection with the ownership, operation and marketing of Genisys Reservation System and its entire ownership interest in ProSoft to the purchaser in the transaction, constituting approximately 20% of the total assets of the Company. ProSoft is an 80% owned subsidiary of the Company which was acquired by the Company in June, 1997. ProSoft is a software development company which developed the software for the Company's computerized limousine reservation and payment system. Paul Murray, a former employee of the Company and President and Shareholder of ProSoft, is also a shareholder of GEN O2, Inc.

                           The Company sold these assets, which had a book value
                of $744,122 at November 6, 1998, net of $83,000 of indebtedness assumed by GEN O2, Inc. for (i) 2,450 shares of Series A Convertible Preferred Stock of GEN O2, Inc., constituting a 32.66% interest in GEN O2, Inc.; and (ii) certain contingent payments, totaling $1,080,000 if all payments payable until December 10, 2003 to the Company are realized, however, since there are no minimum contingent payments, it is possible that the Company will not receive significant contingent payments from GEN 02, Inc. The terms are as follows:


               a. For each completed limousine transaction through the current system from corporate users, a payment of $0.20 per transaction with a $100,000 maximum payment per year.

                  b. For each completed limousine transaction through the Almost Real Time System (the "ART System") which was under development by the sellers prior to the execution of the sale agreement and is to be completed by GEN 02, Inc. that will be directed toward leisure customers, a payment of $0.20 per transaction with a $100,000 maximum payment in the first year and a $0.30 payment per transaction with a $120,000 maximum payment per year thereafter.

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

                           Although  the  Company  only has a limited  number of
                individuals who have subscribed to be independent travel consultants and therefore a limited number of customers, the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants . The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying an annual fee to the Company. Each new independent travel consultant will receive a start-up kit consisting of a CD ROM library of video destinations; a marketing kit which includes a guide to marketing an at-home business, a training manual describing the travel industry, a welcome letter containing a password for the web site and an outline of NetCruise policies and procedures and full-service support from the Company's live travel agents. The independent travel consultants will then be able to make reservations either through the password protected section of the NetCruise web site or via telephone conversations with travel agents who work directly for NetCruise. Non-members who visit the non-password protected section of the NetCruise web-site (the "Visitor's Section") shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant.


                           The  internet  web-site is  currently  operational  ,
                although management expects web- site development to continue through mid-1999. Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password. See Note 4.


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


                           In September  1995,  January 1996 and December  1996,
                the Company entered into sale and lease-back arrangements whereby the Company sold the bulk of its computer hardware and commercially purchased software to a lessor for amounts totaling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. Pursuant to the November 1998 Sales Agreement, GEN 02 has assumed all obligations under these sale and lease-back arrangements.


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


                           As a result of the transaction,  the Company acquired
                the internet travel web site called " NetCruise" and a perpetual, world-wide technology license for "Parallel Addressing Video Technology" for all travel related applications, along with all of the related software, computer systems and intellectual properties. No royalty payments are required under the licensing agreement for the "Parallel Addressing Video Technology" and the license is exclusive as it relates to the technology as applied to the travel industry. UIT has retained the right to the technology for all other uses outside of the travel industry. The intellectual property acquired consists of a license for the "Parallel Addressing Video Technology" which includes the NetCruise name, logo, trade-marks and service-marks. The Company did not acquire the patent to the "Parallel Addressing Video Technology." Also included as part of the intellectual property was an agreement between UIT and Internet Travel Network (ITN), of Palo Alto, CA which UIT transferred to the Company. This agreement provides for a "private label" site on the ITN "booking engine". The agreement expires in April, 1999 and automatically renews for successive one year periods unless either party gives notice, no later than 30 days prior to the end of the period, of its intent not to renew. The Company has renewed this agreement under the terms and conditions of the original agreement. The ITN "booking engine" is essentially a world wide web based graphical user interface to the airline owned Apollo computerized reservation system. This technology allows a layperson with access to the internet to access the databases and pricing systems used by travel agents to research and procure air, car rental and hotel reservations. By "private labeling" this functionality, the Company is able to offer its travel consultants access to a leading travel system, while not having to expend the Company's capital resources which would be required to create its own access. The custom software acquired by the Company consists of a video player program (called a ULI player) that permits the end user to view video files, a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software.

               The technological feasibility of the custom software was established at the time of the acquisition, as a working model had been completed at that time. The Company formed NetCruise as a wholly owned subsidiary for the purpose of operating an internet travel business featuring the technology obtained through this acquisition.


                           Although  the  Company  only has a limited  number of
                individuals who have subscribed to be independent travel consultants and therefore few customers, the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants . The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying an annual fee to the Company. Each new independent travel consultant will receive a start-up kit consisting of a CD ROM library of video destinations; a marketing kit which includes a guide to marketing an at-home business, a training manual describing the travel industry, a welcome letter containing a password for the web site and an outline of NetCruise policies and procedures and full-service support from the Company's live travel agents. The independent travel consultants will then be able to make reservations either through the password protected section of the NetCruise web site or via telephone conversations with travel agents who work directly for NetCruise. Non-members who visit the non-password protected section of the NetCruise web-site (the "Visitor's Section") shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant.


                           The  internet  web-site is  currently  operational  ,
                although management expects web- site development to continue through mid-1999. Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password. See Note 4.

                           The  budgeted  cost of the internet  travel  business
                becoming operational is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete the web-site. The remainder will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of a recent private placement, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


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

                                          GENISYS RESERVATION SYSTEMS, INC.


 Date  May 17, 1999                       ____________________________________
                                                 Lawrence E. Burk
                                         President and Chief Executive Officer

 Date  May 17, 1999                       ____________________________________
                                                 John H. Wasko
                                              Secretary, Treasurer and
                                                 Chief Financial Officer