Form 10KSB/A
period 1998-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-05-18
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                   Form 10-KSB-A

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
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                         Identification No.)
                                                             07083
(Address of principal executive offices)                    (Zip Code)

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

         State Issuers revenues for its most recent fiscal year.  $115,677.


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


         As of June 30, 1998, the Company, through NetCruise Interactive, Inc. (" NetCruise"), entered into an Asset Purchase Agreement with United Internet Technologies f/k/a United Leisure Interactive, Inc., in which the Company acquired a technology license and certain related assets from United Internet Technology in exchange for 2,000,000 shares of the Company's Common Stock and two warrants ("Warrants"), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company (the "UIT Transaction"). One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

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

     On November 5 , 1998, the Company entered into an Asset Purchase Agreement with Sterling AKG Corp. d/b/a Sterling Travel, in which the Company purchased all the assets relating to Sterling's network of independent travel consultants for a total purchase price of 25,000 shares of the Company's Common Stock which, for accounting purposes, is being valued at $1.50 per share for an aggregate of $37,500, a price which the Company believes represents fair value. An additional 17,500 shares of the Company's Common Stock ("Escrow Shares") will be held in escrow by counsel to the Company. If the Company does not achieve $3,000,000 of gross sales from the sale of travel services, including renewal fees from the Sterling Travel Consultants, over the initial twelve month period beginning on November 1, 1998 and ending on October 31, 1999, the Escrow Shares shall immediately be returned to the Company. If the Company achieves $3,000,000 of gross sales from Sterling Travel Consultants over the initial twelve month period as described herein, the Escrow Shares will be released by the Company.

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

         In the event shareholders do not ratify the acquisition of the assets and approve the issuance of 1,100,000 shares of Common Stock and two stock purchase warrants, the UIT Transaction will be unwound. In such event the Company estimates that the cost to undo the transaction will not exceed $50,000. This estimate includes accounting fees, legal fees, recording fees and employee termination fees. In the event that the UIT Transaction must be unwound, the following shall occur: (i) the Company shall reassign the technology license and return the related assets to UIT; (ii) UIT will return to the Company all stock certificates received pursuant to the UIT Transaction and (iii) Mr. Brian Shuster will return the warrants issued to him by the Company; and (iv) Messrs. Brian and Harry Shuster will resign from any officer or director position held by them. In addition, Mr. Brian Shuster's consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date. Reference should be made to Pro Forma Condensed Consolidated Financial Statements as of December 31, 1998 for the effect of undoing the UIT Transaction.


         As a result of the transaction, the Company acquired the internet travel web site called " NetCruise" and a perpetual, world-wide technology license for "Parallel Addressing Video Technology" for all travel related applications, along with all of the custom software, computer systems and intellectual properties. No royalty payments are required under the licensing agreement for the "Parallel Addressing Video Technology" and the license is exclusive as it relates to the technology as applied to the travel industry. UIT has retained the right to the technology for all other uses outside of the travel industry. The intellectual property acquired consists of a license for the "Parallel Addressing Video Technology" and a business plan premised on the idea of creating and establishing a network of independent travel consultants which is to be marketed to consumers and travel agents and which includes the NetCruise name, logo, trade-marks and service-marks. The company did not acquire the patent to the "Parallel Addressing Video Technology." Also included as part of the intellectual property was an agreement between UIT and Internet Travel Network of Palo Alto, CA which UIT transferred to the Company. This agreement provides for a "private label" site on the Internet Travel Network "booking engine". The agreement expires in April, 1999 and automatically renews for successive one year periods unless either party gives notice, no later than 30 days prior to the end of the period, of its intent not to renew. The Company has renewed this agreement under the terms and conditions of the original agreement. There is no cost associated with renewing the agreement. The ITN "booking engine" is essentially a world wide web based graphical user interface to the airline owned Apollo computerized reservation system. This technology allows a layperson with access to the internet to access the databases and pricing systems used by travel agents to research and procure air, car rental and hotel reservations. By "private labeling" this functionality, the Company is able to offer its travel consultants access to a leading travel system, while not having to expend the Company's capital resources which would be required to create its own access. The custom software acquired by the Company consists of a video player program (called a ULI player) that permits the end user to view video files, a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software.

The technological feasibility of the custom software was established at the time of the acquisition, as a working model of the custom software had been completed at that time. The Company formed NetCruise as a wholly owned subsidiary for the purpose of operating an internet travel business featuring the technology obtained through this acquisition.


         Although the Company only has a limited number of individuals who have subscribed to be independent travel consultants and therefor a limited number of internet travel customers, the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants. The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying an annual fee to the Company. The independent travel consultants will then be able to make reservations either through the password protected section of the NetCruise web site or via telephone bookings with travel agents who work directly for NetCruise. Non-members who visit the non-password protected section of the NetCruise web-site (the "Visitor's Section") shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section , which is only accessible by company personnel and independent travel consultants using a password, allows independent travel consultants to see destinations in full motion video and stereo audio and to make hotel, air and car reservations as well as research vacation packages and cruise itineraries. The Company's independent travel consultants are currently not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the vacation or cruise reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations.


           Although management expects web-site development to continue through mid-1999, the internet web-site is currently operational and independent travel consultants can view videos and book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. The Company's independent travel consultants are currently not able to book vacation and cruise packages in an automated fashion through the web-site. As discussed above, in order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the vacation or cruise reservation.


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

         The Company believes it will be successful in encouraging people to pay the subscription fee and sign up as independent travel consultants because as an independent travel consultant individuals will have an opportunity to earn a commission on all reservations made by them. The internet web-site is currently operational and independent travel consultants can view videos and book car, air and hotel reservations directly through the web-site. The Company hopes to enroll both the general public and existing travel agents. The Company believes that there is an emerging trend in the travel industry, whereby individuals who are presently travel agents are leaving their salaried positions and moving into positions similar to that of an independent travel consultant with their own home based travel business. The Company believes that existing travel agents will be drawn to the opportunity to earn commissions, create their own flexible hours, maintain their client base and utilize their existing skills. Other advantages of a home based travel business are no commuting to an office, low overhead, no need to rent expensive airline owned computer reservation system equipment and personal travel benefits. However, there can be no assurance that the Company's marketing strategy directed to existing travel agents will be successful. The Company , through a combination of direct response TV, print, radio, and web-based advertising, plans to offer individuals an opportunity to join NetCruise as independent travel consultants. Each new independent travel consultant will receive a start up kit containing a CD ROM library of video destinations; a marketing kit which includes a guide to marketing an at-home business, a training manual describing the travel industry, a welcome letter containing a password for the web site and an outline of NetCruise policies and procedures, as well as full-service support from the Company's live travel agents.

         "Parallel Addressing Video Technology" allows the independent travel consultants to see a destination in full motion video and stereo audio never before available on the internet, without waiting for a lengthy file download. Utilizing this proprietary technology the NetCruise web site will interact with the individual's PC, find the requested video clip on its CD ROM, and plays it locally in a clear, full screen mode. Included in the assets acquired by NetCruise is an extensive library of video clips complete with music and narratives in stereo, which will bring views of cruise ships, hotels, and destinations from around the world to the user in seconds. When the travel consultant is ready, airline, hotel, and car rental bookings will all be made quickly and easily via NetCruise's reservation web site. (As noted earlier, the Company's independent travel consultants are currently not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise reservation.


         The "Parallel Addressing Video Technology" provides zero-wait time, full motion video and stereo audio to the independent travel consultants interacting with the web-site. Unlike various forms of streaming video, live media and internet video broadcasts, this technology does not rely on bandwidth as the medium for delivery of video. UIT and its parent, ULC, developed this technology and filed for patents in July 1997.

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

          Under the terms of the Sales Agreement, which is subject to shareholder approval, the sellers will sell and transfer certain contractual rights and obligations of the Company, all of the assets of Travel Link which are utilized in connection with the ownership, operation and marketing of the Genisys Reservation System and its entire ownership interest in ProSoft to the purchaser in the transaction, constituting approximately 20% of the total assets of the Company. (At September 30, 1998 the Company had total assets of $3,964,903, of which $744,122 were sold to GEN O2, Inc. ) ProSoft is an 80% owned subsidiary of the Company which was acquired by the Company in June, 1997. ProSoft is a software development company which developed the software for the Company's computerized limousine reservation and payment system. Paul Murray, a former employee of the Company and President and Shareholder of ProSoft, is also a shareholder of GEN O2, Inc.

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

         Prior to the sale of the limousine reservation business and the acquisition of the technology license and certain related assets from UIT, which is discussed below, the Company worked with travel agents and corporate travel departments by providing a computerized system for securing limousine reservations (collectively the "CRS's".) The Company had created its own computerized system which was linked with the SABRE and Apollo computer reservation systems, two of the four major airline reservation systems. Limousine reservations made through the SABRE and Apollo computer reservation systems were relayed instantaneously to the Company's computer and then to a service provider of the clients choice -- all without human intervention -- and an immediate limousine reservation is confirmed.

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

         Initially revenues from the web-site will be derived from subscription fees of the independent travel consultants along with commissions received from bookings shared with the independent travel consultants. As the Company develops, management believes that the majority of the Company's revenue will be derived from commissions earned from the sale of travel through the independent travel consultants. The Company's business model is built around the sharing of commissions with the independent travel consultants generated from travel industry vendors such as airlines, hotels, car rental companies, resort properties, tour operators and cruise. The Company believes that commission sharing with the independent travel consultant, which ranges from 50% to 60% of the commissions received by NetCruise in connection with travel sales made by the independent travel consultant, is a key enticement for individuals to subscribe to become members. The subscription and annual renewal fee for the independent travel consultants is currently $95.00. While the Company believes it will benefit from its portion of the commission revenues generated, it also believes that significant revenues will be derived from other key areas such as annual subscription fees paid by its independent travel consultants, advertising through its web-site and incentive arrangements with travel vendors and travel related product vendors (in addition to its share of the standard travel commissions). However, a significant change in the prevailing commission structure in the travel industry could have a detrimental effect on the Company's ability to attract and retain independent travel consultants and benefit from the other revenue sources listed above, which are substantially created through this core distribution system.

         Prior to the current sale of the limousine reservation business, the principal business of the Company had been the development of a computerized reservation and payment system. This system, operating under the trade name "Genisys Reservation System," accepts and processes reservations and payments for ground transportation services made by its customers through computerized reservations systems owned and operated by the major airlines.

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

     In addition, although the Company has begun to generate revenues, the Company found that many limousine providers were resisting the payment of commissions or fees in connection with bookings on the Company's system until such time as the potential benefits of the Company's system could be better qualified. This resulted in a much slower development of revenues for the Company than was originally anticipated. Management estimated the cost of operations for a more extended period of time and determined that the Company's available funds would be better spent in other areas of the travel business. It therefore determined to expand into the internet travel business. As a result, if the shareholders approve the acquisition of the technology license and certain related assets from UIT and the sale of the limousine reservation business, the effect to shareholders is a fundamental change in the nature of the business of the Company from the limousine reservation business to an internet travel business.

     The Company does not believe that it will, through GEN O2, Inc., be exposed to losses from continued resistance of payment of fees or commissions to GEN O2, Inc. The Company believes that GEN O2, Inc. has a reasonable chance of success in the future. This is because GEN O2, Inc., in response to market forces, has recently altered its marketing approach by offering a tiered pricing model. This pricing strategy provides a lower net cost for high volume limousine companies. This approach has been met with a favorable response from the market to date. GEN O2, Inc. has also reduced costs by reducing payroll, lowering operating and development costs and lowering rent expenses. Additionally, GEN O2, Inc.'s partnership with the computer reservation systems of the major airlines ("CRSs," consisting of SABRE, APOLLO and WORLDSPAN) made recent price concessions to GEN O2, Inc. in an effort to capture market share through lowered transaction pricing. This reduction in fees from the CRSs should support GEN O2 Inc.'s efforts to increase the number of transactions flowing through the system by reducing limousine transaction costs to the car and limousine service providers. The Company cannot predict with certainty however, if the new marketing approach will be effective or if the CRSs will continue to support GEN O2, Inc.'s pricing model.

         Disadvantages to this sale of the limousine reservation business include the fact that as part of the sale, the Company will be retaining a 32.66% interest in GEN 02, Inc. and will be making two secured loans to GEN 02, Inc., a $135,000 installment loan and a $40,000 bridge loan. These loans are secured by stock of the Company owned by the principals of GEN O2, Inc. The TranspoNet Companies, Inc. ("TranspoNet") another 32.66% shareholder of GEN 02, Inc., is providing, commencing December 10, 1998, $20,000 per month to GEN 02, Inc., for an aggregate of $240,000. TranspoNet is not affiliated with the Company or any of its shareholders. The primary capitalization of GEN 02, Inc., is being provided by the loans from the

Company and TranspoNet. In addition, the sole asset of GEN 02, Inc. is the limousine reservation business. As a result, the Company will absorb all losses to the extent of the assets transferred ($744,122). Although there are no minimum contingent payments, the Company has begun to receive minimal revenues from GEN 02, Inc., consisting of two payments totaling $3,656.20. However, it is possible that the Company will not receive significant payments from GEN 02, Inc. over the 5 year period. Shareholders should note that they are being asked to ratify the sale of the limousine business to GEN 02, Inc., a company newly organized by Mark A. Kenny, who is a former director of the Company. The sale of the limousine reservation business was negotiated with GEN 02, Inc. while Mr. Kenny was still a director of the Company, although he did not participate in the directors analysis and decision to sell the business to GEN 02, Inc.


         The Company believes it will be successful in encouraging people to pay the subscription fee and sign up as independent travel consultants because as an independent travel consultant individuals will have an opportunity to earn a commission on all reservations made by them. Airlines, hotels, car rental companies, cruise lines, tour operators and other travel vendors will pay the Company commissions for all sales generated by the Company. Such commissions will be shared with the independent travel consultants. The Company, through a combination of direct response TV, print, radio, and web-based advertising, plans to offer individuals an opportunity to join NetCruise as independent travel consultants. Each new independent travel consultant will receive a start-up kit consisting of a CD ROM library of video destinations; a marketing kit which includes a guide to marketing an at-home business, a training manual describing the travel industry, a welcome letter containing a password for the web site and an outline of NetCruise policies and procedures and full-service support from the Company's live travel agents.

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

Expenses


         The most significant component of cost of service for the internet travel business is the portion of the commissions received by the Company that are shared with the independent travel consultants. Another component is the cost of the implementation or start-up kits, including CD-ROM, provided to each new independent travel consultant.

         General and administrative expenses include salaries and benefits, travel costs, professional fees, rent, telephone and other operating costs of the Company. The only internal expenditures capitalized with respect to the costs of developing and implementing the Genisys Reservation and Payment Systems have been $200,181 of salaries paid to Prosoft employees in fiscal 1998.


Results of Operations

         As indicated above, revenues and related costs of fiscal 1998 differ from those of fiscal 1997, as revenues from the Company's former computerized limousine reservation and payment system represented all of the Company's revenues until November 5, 1998 and thereafter, all revenues relate to its internet travel business. Reference should be made to Pro Forma Statement of Operations, which assumes the sale of the computerized limousine reservation and payment system as of January 1, 1998.


         The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the year ended December 31, 1998 were $115,677 compared to $25,863 for the year ended December 31, 1997 and no revenues for December 31, 1996.

         The corresponding cost of sales for fiscal 1998 was $154,278 compared to $24,992 for fiscal 1997. The net loss for the year ended December 31, 1998 was $2,344,489 or $.42 cents a share compared to a loss of $1,590,125 or $.39 cents a share for the year ended December 31, 1997 and $1,051,203 or $.36 cents a share for the year ended December 31, 1996. As reflected in the accompanying financial statements, the Company has incurred losses totaling $5,579,617 since inception and at December 31, 1998, had a working capital deficit of $196,212.

         General and administrative expenses were $1,652,363 for the year ended December 31, 1998 as compared to $1,318,203 for the year ended December 31, 1997. The primary reasons for the difference between the two years ended December 31, 1998 and December 31, 1997 are increased payroll costs due to staff increases for web site development and increases in legal expenses related to litigations. `

         Payroll costs increased approximately $166,000 during the fiscal year ended December 31, 1998, due to the hiring of Mr. Larry Burk as the President of the Company, as well as the hiring of a marketing specialist and an accounting clerk. The Company also increased its payroll costs by hiring two developers. Other approximate cost increases during fiscal 1998 consist of professional fees ($44,000), insurance ($8,000), and other administrative costs ($134,150) while consulting fees decreased $46,500. Professional and consulting fees for the year ended December 31, 1998 total $311,000. Such amount included attorneys' fees of $151,000, accounting fees of $18,000, outside bookkeeping fees of $17,500 and consulting fees of $36,000 payable to Loeb Partners

 .


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

         On December 31, 1998, the Company had cash of $145,921 and a working capital deficit of $196,212. As of November 5, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not expected to be significant for the balance of the fourth fiscal quarter ended December 31, 1998. Management of the Company expects the internet travel business to be fully operational in mid 1999 and is planning to begin television marketing of the Company's products in mid-1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. Although the Company has also begun to receive contingent payments from GEN O2, these revenues have not been significant to date. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of Common Stock for an aggregate of $1,500,000. The Company estimates, including anticipated cash to be received from revenues and the proceeds of the recent private placement, that it will have sufficient resources to provide for its planned operations for the next twelve months. Additionally, as a result of the sale of the limousine reservation business to GEN O2, Inc., the Company has limited its post-December 31, 1998 cash outflow for the limousine reservation business to $140,000 (which is the balance remaining on the Company's loan commitment to GEN O2, Inc.). As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in mid-1999. Test marketing of the informercial is expected to produce 2,000 new independent travel consultants over a two month period. The subscription fees from the new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.


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







Harry Shuster (3)(7)(8)
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

     20 (7) Includes the 900,000 shares of the Company's Common Stock owned by UIT. Mr. Harry Shuster is a significant shareholder, a director and the Chairman of Board of UIT and may be deemed the beneficial owner of these shares.

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






                                                        22
Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-k

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

     Notes to Consolidated Financial Statements                                                           F-7 to F-20






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






                                                    WISS & COMPANY, LLP


Livingston, New Jersey
March 9, 1999


                           Development Stage Companies
                        CONSOLIDATED BALANCE SHEETS

                                 ASSETS
                                                                                                     December 31,
CURRENT ASSETS:                                                                             1998                   1997

Cash and equivalents                                                                             $ 145,921        $2,207,841
Accounts receivable, less allowance for doubtful
 accounts of $15,000 (1998)                                                                         67,174             8,784
Prepaid expenses                                                                                       835             5,127
      Total Current Assets                                                                         213,930         2,221,752

INVESTMENT IN, AND ADVANCES TO, GEN 02, INC.                                                       664,204                 -

PROPERTY AND EQUIPMENT                                                                              91,400           261,643

COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
 RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                                   2,376,265           581,193
OTHER ASSETS                                                                                      94,638            88,278
                                                                                                  $  3,440,437        $3,152,866

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
Current maturities of long-term debt                                                              $ 21,875         $ 114,957
Accounts payable and accrued expenses                                                              208,509           192,712
Accrued interest payable - related parties                                                         179,758           163,296
      Total Current Liabilities                                                                    410,142           470,965

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                             90,625           982,742

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred stock, $.0001 par value: 24,294,000 shares
  authorized, none outstanding                                                                           -                 -
Series A preferred stock, $.0001 par value, 706,000 shares
  authorized; issued and outstanding 381,177 shares (1998)                                              38                 -
Common stock, $.0001 par value: 75,000,000 shares
  authorized; issued and outstanding 6,913,965* shares
  (1998) and 4,355,594 shares (1997)                                                                   691               436
Additional paid-in capital                                                                       8,518,558         4,933,851
Deficit accumulated during development stage                                                    (5,579,617)       (3,235,128)
      Total Stockholders' Equity                                                                 2,939,670         1,699,159
                                                                                              $  3,440,437        $3,152,866


*2,000,000 shares issued are subject to shareholder approval (See Note 3).

See accompanying notes to consolidated financial statements.

      GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                  Development Stage Companies
             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                                                                 Period from
                                                                                                                  March 7, 1994
                                                                                                               (Commencement of
                                                                                                                Development
                                                                                                                Stage Activities) to
                                                                          Year Ended December 31,               December 31,
                                                                            1998                1997                  1998

SERVICE REVENUES                                                         $ 115,677            $ 25,863              $ 141,540
EXPENSES:
    Cost of services                                                        154,278              24,992                179,270
    General and administrative:
    Payroll                                                                 810,939             645,277              1,960,535
    Professional fees                                                       311,432             267,560                953,554
    Travel and entertainment                                                 65,638              78,988                215,653
    Advertising and promotion                                                65,726              67,455                202,225
    Other                                                                   398,628             258,923                996,295
    Depreciation and amortization                                           554,114             217,386                888,008
    Interest expense (income), net                                          (20,507)             55,407                205,699
                                                                          2,340,248           1,615,988              5,601,239
LOSS BEFORE EQUITY IN GEN 02, INC.                                       (2,224,571)         (1,590,125)            (5,459,699)
EQUITY IN LOSS OF GEN 02, INC.                                             (119,918)                 -                (119,918)

NET LOSS INCURRED DURING THE
    DEVELOPMENT STAGE                                                   $(2,344,489)       $ (1,590,125)          $ (5,579,617)

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES OUTSTANDING                                            5,561,000           4,121,000              3,313,000

BASIC AND DILUTED LOSS
 PER COMMON SHARE                                                            $ (.42)            $ (.39)               $ (1.68)

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

                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                            Development Stage Companies
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                              Period from
                                                                                                             March 7, 1994
                                                                                                             (Commencement of
                                                                                                              Development
                                                                                                           Stage Activities) to

                                                                                 Year Ended December 31,     December 31,
                                                                                     1998          1997          1998

CASH FLOWS FROM OPERATING ACTIVITIES:

     Net loss                                                                   $ (2,344,489) $ (1,590,125)     $ (5,579,617)
     Adjustments to reconcile net loss to net
       cash flows from operating activities:
        Equity in loss of GEN 02, Inc. since its inception                           119,918             -           119,918
        Depreciation and amortization                                                534,503       217,387           868,397
        Contribution to capital for services rendered                                      -             -            49,600
        Changes in operating assets and liabilities:
          Accounts receivable                                                        (59,296)       (8,784)          (68,080)
          Prepaid expenses                                                            (7,478)       (4,286)          (12,845)
          Deposits and other                                                          (6,360)        3,241           (68,683)
          Accounts payable and accrued expenses                                      41,775       (147,669)         381,757
            Net cash flows from operating activities                              (1,721,427)   (1,530,236)       (4,309,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of equipment and software                                            (445,007)     (457,202)       (1,549,982)
     Acquisition of Prosoft, Inc.                                                          -       (34,602)          (34,601)
          Advances to GEN 02                                                         (40,000)           -            (40,000)
            Net cash flows from investing activities                                (485,007)     (491,804)-      (1,624,583)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Payments of long-term debt                                                      (92,986)      (78,340)         (171,326)
     Proceeds from public offering of common
        stock and warrants net of deferred offering costs                                  -     4,661,125         4,507,915
     Issuance of common stock for business acquisitions                               37,500             -            37,500
     Contribution to capital - stockholder/officer                                         -       128,700           205,400
     Proceeds from issuance of notes payable                                               -             -           955,000
     Payments under computer equipment leases                                              -             -           (63,076)
     Proceeds from sale and lease-back                                                     -             -           294,644
     Proceeds from sale of common stock                                              200,000             -           310,000
     Proceeds from issuance of 10% promissory
        notes and related warrants, less related costs                                     -             -           517,500
     Payments of 10% promissory notes                                                      -      (563,500)         (563,500)
     Other                                                                                -         (9,652)          50,000
            Net cash flows from financing activities                                144,514     4,138,333  -      6,080,057

NET CHANGE IN CASH AND EQUIVALENTS                                                (2,061,920)    2,116,293           145,921

CASH AND EQUIVALENTS, BEGINNING OF PERIOD                                         2,207,841        91,548                 -

CASH AND EQUIVALENTS, END OF PERIOD                                               $ 145,921   $ 2,207,841   #     $ 145,921

SUPPLEMENTAL CASH FLOW INFORMATION:
     Interest paid                                                                 $ 27,824      $ 94,822         $ 168,322
     Issuance of common stock for UIT assets                                    $ 2,500,000           $ -       $ 2,500,000
     Conversion of related party debt into common
        stock                                                                      $ 37,500           $ -          $ 57,609
     Conversion of convertible notes payable
        to common stock                                                                 $ -      $ 30,000          $ 30,000
     Conversion of related party debt into Series A preferred stock               $ 810,000           $ -         $ 810,000
     Net assets exchanged for investment in GEN 02, Inc.                          $ 744,122           $ -         $ 744,122


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


                Investment  in and  Advances  to Gen 02,  Inc. - The  Company is
                reporting  contingent payments received from Gen 02, Inc. on the cost recovery method.  Although any earnings will be reported on the equity  method,  all losses  incurred by Gen 02, Inc. to the
                extent  of  the   Company's   carrying   amount  of  the  assets
                transferred  plus  advances  will  be  reported  in  full by the
                Company,  since the only other capital being  contributed to Gen
                02, Inc.  was $50. The  nonmonetary  assets  transferred  by the
                Company to Gen 02,  Inc.  have been  recorded by Gen 02, Inc. at
                the   Company's   historical   cost  basis;   depreciation   and
                amortization will be recorded on a straight-line  basis over the remaining  lives of the  assets  transferred  (1 1/2  years  for computer  software  and 3 1/2 years for  equipment)  and will be further  written  down for any  impairment  (during  the  period
                November 6, 1998 to December 31,  1998,  such  depreciation  and amortization  totalled $66,591).  It is reasonably possible that the  remaining  economic  life of these  assets could be reduced significantly in the near term due to future developments.  As a result,  the carrying  amounts may be reduced  materially in the near term.

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


                Impairment - In accordance  with generally  accepted  accounting
                principles,   the  Company  reviews  its  long-term  assets  for
                possible  impairment each year based upon management's  estimate of future  long-term  undiscounted  cash flows from the  related assets. When impairment on this basis is indicated,  such assets will be written down to estimated fair value.


                Revenue  Recognition - The Company recognizes travel commissions when the customer has paid the entire amount and the  commission
                becomes   collectible   from  the  travel   source.   Subsequent
                cancellations  which  to date  have  not  been  significant  are eliminated based upon subsequent activity and prior experience.

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

                From  inception  to  November  6, 1998,  the  operations  of the
                Company  were  devoted  to  market  research  and  developing  a software and hardware  system for  computerizing  the  limousine reservation and payment  system.  Upon  completion,  the Company commenced generating limited revenues.  During 1998, the Company exchanged,  subject to shareholder approval,  its 100% ownership of  the  limousine  reservation  and  payment  system  that  had incurred  losses since  inception  for a 32.7%  preferred  stock interest in GEN02,  a company  formed to operate  the  limousine
                reservation   business  in  a  manner   anticipated   to  become
                profitable  in a  shorter  time  period.  As a  result  of  this transfer,  the Company has  limited its post  December  31, 1998 cash outflow for the limousine reservation business to $140,000, which is the balance  remaining on the Company's loan commitment to GEN02.  Repayment of the loan from GEN02 will commence during fiscal  1999 and is  collateralized  by shares of the  Company's common stock owned by a founder of GEN 02.

                As of November 5, 1998,  the Company began  generating  revenues from shared commissions earned by the network of Sterling Travel
                Consultants recently acquired,  although these revenues were not significant  for the fourth fiscal  quarter  ended  December 31,
                1998.  Management  of the Company  expects the  internet  travel business to be fully  operational in mid-1999 and is planning to
                begin  television   marketing  of  the  Company's   products  in
                mid-1999.  Based on estimates  provided by the  Company's  media consultants,  the  infomercial  is expected to produce 2,000 new independent travel consultants  (ITC's) over a two month period.
                The Company's TV media  campaign will commence in September 1999 and is expected  to produce  new ITC's each  month.  The Company
                expects  to  receive   greatly   increased   revenues  from  the
                subscription  fees  received  from  such  new  ITC's  as well as commissions derived from the rapidly increasing volume of travel to be booked by the ITC's.  The  Company  plans to  continue  an aggressive  marketing  campaign as well as expand its network of travel consultants  throughout 1999; in this regard, the Company anticipates  signing an agreement  with an association of travel agents to acquire  for  shares of its stock,  a network of 1,500
                active   travel   agents.   These   efforts   are   expected  to
                significantly increase revenues in 1999, enabling the Company to achieve break-even by the end of fiscal 1999.

                The Company has also begun to receive  contingent  payments from
                GEN  02   although  to  date  these   payments   have  not  been
                significant.

                The Company  completed a private  placement  of common  stock in
                January 1999 and received  gross proceeds of $1,500,000 of which
                $200,000  was  received  in  1998.  With  these  proceeds,   the
                anticipated  cash to be  received  from  revenue and the limited commitment  to fund GEN 02, Inc.,  the Company  believes that it will  have  sufficient  resources  to  provide  for its  planned operations for the next twelve months.  At the present time, the
                Company does not have any alternative  plans to raise additional funds needed to market or complete  development  of its web site or to fund cash shortfalls  should  anticipated  revenues not be achieved.  It  should be noted,  that  considerable  uncertainty exists  with  regard  to future  revenues  and cash  flows.  The
                Company  is  still  in  the  developmental  stage  with  limited
                revenues  to  date  in  a  new  market  with  rapidly   changing
                technology. Future revenues and cash flows are subject to a wide range of possible outcomes.

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

                Exchange of Assets - In November 1998, the Company decided to exchange the assets of its computerized limousine reservation and payment system for a 32.7% interest in Gen O2, Inc., a Company newly formed by a former director and founder of the Company, and contingent payments for a period of five years (up to a maximum total of $1,080,000). For financial reporting purposes, this exchange resulted in a change in reporting from consolidation (for periods prior to November 6, 1998) to the equity basis (for periods since November 6, 1998). (See "Pro
                Forma Statements of Operations appearing elsewhere herein for assumed exchange as of January 1, 1998.)

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

                Summarized information on Gen 02, Inc. is as follows:

                                                                                                  November 6, 1998
                                                                                                           to
                                                                                                 December 31, 1998

                  Revenues from external domestic customers                                         $     14,293

                  Expenses:
                      Cost of services                                                                     1,794
                      General and administrative                                                          65,826
                      Depreciation and amortization                                                       66,591
                                                                                                         134,211

                  Net loss                                                                           $  (119,918)

                  Capital expenditures                                                              $    221,697







                                                                                                   December 31,
                                                                                                       1998


                  Current assets                                                                    $     34,229

                  Property and equipment                                                                 198,098

                  Computer software costs                                                                520,986

                  Other assets                                                                             7,420

                                                                                                     $   760,733


                  Current liabilities                                                               $     74,529

                  Due to Company and Transponet                                                           62,000

                  Equity                                                                                 624,204

                                                                                                     $   760,733

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

Note 4   -      Property and Equipment:

Property and equipment at December 31, 1998 and 1997 are  summarized as follows:
December 31, 1998 1997

                           Computer equipment                                             $  98,925           $349,075
                           Furniture and fixtures                                             6,509             46,392
                                                                                            105,434            395,467
                           Less: Accumulated depreciation                                    14,034            133,824

                                                                                          $  91,400           $261,643

Note 5   -      Long-term Debt:

                Notes Payable - Related Party - Term Promissory Notes in the amount of $712,500 provide for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and unless previously converted, the principal amount of each note is to be repaid in twelve quarterly installments, commencing
                September 1, 1998, or on such earlier date as such notes provide. The notes and the unpaid interest accrued thereon, are convertible at the sole option of the holder into shares of Series A Preferred Stock of the Company at a conversion price of $2.125 per share. In March 1998, $600,000 of the notes were converted into 282,353 shares of Series A Preferred Stock of the Company.

                Term Promissory Notes in the amount of $37,500 provide for accrued interest at the rate of 9% per annum payable quarterly commencing September 1997 and, unless previously converted, the principal amount of each note is to be repaid in twelve equal quarterly installments, commencing September 1, 1998, or on such earlier date as such notes provide. In March 1998 the notes were converted into an aggregate of 400,000 common shares of the Company.

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

                Summary of long-term debt:

                                                                                                 December 31,
                                                                                          1998               1997
                Notes payable - stockholder,  less  unamortized debt discount of
                  $8,179 and $9,654 and 1998 and 1997, respectively
                                                                                         $   112,500        $   740,346
                Notes payable - related party                                                 -                 610,000
                Capital leases                                                                  -               147,353
                                                                                             112,500          1,497,699
                Less:  Current maturities                                                     21,875            514,957

                                                                                        $     90,625        $   982,742

                Future maturities of long-term debt are $37,500 (2000),  $37,500
(2001) and $15,625 (2002):






Note 6    -     Income Taxes:

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

                A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:

                                                                                     Year Ended December 31,
                                                                                    1998                 1997
                    Computed tax benefit on net loss at federal statutory
                      rate                                                          $(800,000)         $ (550,000)

                    State income tax benefit, net of federal income tax
                      effect                                                         (140,000)           (100,000)

                    Tax effect of net operating losses not currently usable
                                                                                      940,000             650,000

                    Provision (benefit) for income taxes                      $        -         $         -

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






                Incentive Options - Effective May 12, 1997, the Company's Board of Directors approved the Genisys Reservation Systems, Inc. 1997
                Stock Incentive Plan, (the "Plan"). Information on incentive stock options activity for this Plan is as follows:

                                                                                  Year Ended December 31,
                                                                            1998                            1997
                                                                                Weighted -                       Weighted -
                                                                  Shares          Average          Shares          Average
                                                                  Under          Exercise          Under          Exercise
                                                                  Option          Price            Option          Price

                    Balance, beginning of year                     354,000         $6.14             -         $      -

                    Options granted                                122,000          4.44            354,000          6.14
                    Options exercised                               -               -                -               -
                    Options cancelled                              121,500          -                -               -

                    Balance, end of year                           354,500         $5.55            354,000         $6.14


                    Exercisable                                    135,422         $5.77             96,500         $6.68

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
                                                            Approve Both       Gen 02           UIT            Either
                         ASSETS                             Transactions    Transaction     Transaction     Transaction
                                                              (Note A)        (Note B)        (Note C)        (Note D)

Current assets                                               $   213,930      $   248,159    $   213,930     $   248,159

Investment in, and advances to, Gen 02, Inc.                     664,204           -             664,204          -

Property and equipment                                            91,400          289,498         91,400         289,498

Computer software and related assets                           2,376,265        2,897,251        101,265         622,251

Other assets                                                      94,638          102,058         94,638         102,058

                                                              $3,440,437       $3,536,966     $1,165,437      $1,261,966

        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities                                          $   410,142       $  484,671    $   460,142     $   534,671

Long-term debt                                                    90,625          112,625         90,625         112,625

Stockholders' equity                                           2,939,670        2,939,670        614,670         614,670

                                                              $3,440,437       $3,536,966     $1,165,437      $1,261,966

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
                                                        Approve Both        Gen 02             UIT              Either
                                                        Transactions      Transaction      Transaction        Transaction
                                                          (Note A)         (Note B)          (Note C)          (Note D)

SERVICE REVENUES                                         $     33,290       $   129,970     $     33,290        $   129,970

EXPENSES:
   Cost of services                                            19,306           156,072           19,306            156,072
   General and administrative                                 963,122         1,718,189          963,122          1,718,189
   Depreciation and amortization                              228,563           620,705            3,563            395,705
   Interest expense (income), net                             (20,507)          (20,507)         (20,507)           (20,507)
                                                            1,190,484         2,474,459          965,484          2,249,459

LOSS BEFORE EQUITY IN GEN 02, INC.                         (1,157,194)       (2,344,489)     $  (932,194)        (2,119,489)

EQUITY IN LOSS OF GEN 02, INC.                             (1,187,295)              -         (1,187,295)             -

NET LOSS INCURRED DURING THE
   DEVELOPMENT STAGE                                      $(2,344,489)      $(2,344,489)     $(2,119,489)       $(2,119,489)

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                                            5,561,000         5,561,000        4,561,000          4,561,000

BASIC AND DILUTED LOSS PER
   COMMON SHARE                                       $          (.42)  $          (.42) $           (.46) $          (.46)

Note A - Represents the historical statement of operations for the year ended at
December 31, 1998, as both transactions were recorded as completed transactions, with the  operations  of the business of Gen 02, Inc.  prior to November  6,1998 reclassified to equity in the loss of Gen 02, Inc. as follows:

                  Service Revenues                                                         $     82,387

                  Expenses
                      Cost of services                                                          134,972
                      General and administrative                                                689,241
                      Depreciation and amortization                                             325,551
                                                                                              1,149,764

                  Net loss                                                                   $1,067,377

Note B - Reflects the  consolidation  of Gen 02, Inc.'s  statement of operations
(as reported in Note 3 to the Company's financial statements appearing elsewhere herein) with the Company's statement of operations.
 Note C - Reflects the
elimination of the $225,000 of amortization on the assets acquired from UIT during the year ended December 31, 1998 and the weighted average number of shares of common stock issued to UIT.

Note D - Reflects both the consolidation and elimination entries described in Note B and C.


                                                    SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               GENISYS RESERVATION SYSTEMS, INC.



March 30 , 1999                         By:___________________
                                           Lawrence E. Burk
                                           President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


_______________________                     President, Chief Executive Officer,         May 17, 1999
Lawrence E. Burk                                     and Director



_______________________                     Secretary, Treasurer, Chief Financial       May 17, 1999
John H. Wasko                                        Officer and Director



_______________________                     Chairman and Director                       May 17, 1999
Warren D. Bagatelle



________________________                    Director                                    May 17, 1999
Brian Shuster



________________________                    Director                                    May 17, 1999
David W. Sass



________________________                    Director                                    May 17, 1999
S. Charles Tabak


_______________________                     Director                                    May 17, 1999
Harry Shuster