Form 10QSB/A
period 1998-09-30
GENISYS RESERVATION SYSTEMS INC
filed 1999-06-28
CIK 827100

1

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

Transitional Small Business Disclosure Format (check one)

                                                     Yes X No



                                                                             September          September           December
                                                                              30, 1998           30, 1998           31, 1997
                                                                           ---------------    ---------------    ---------------
                                                                             (Proforma)        (unaudited)

                                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                 $431,121           $606,121         $2,207,841
       Accounts receivable                                                         32,615             32,615              8,784
       Prepaid expenses                                                             5,029             12,448              5,127
                                                                           ---------------    ---------------    ---------------
              Total Current Assets                                                468,765            651,184          2,221,752
                                                                           ---------------    ---------------    ---------------

EQUIPMENT, NET OF ACCUMULATED
       DEPRECIATION                                                                71,708            285,918            261,643
                                                                           ---------------    ---------------    ---------------

INVESTMENT IN AND ADVANCES TO GEN02, INC.                                         962,390                  -                  -
                                                                                  -------                  -                  -

OTHER ASSETS:
        Computer software costs, less accumulated
             amortization                                                       1,417,964          1,992,376            581,193
        Debt issue costs, less accumulated amortization                            12,521             12,521             26,609
        Deposits and Other                                                         56,555             56,555             61,669
        Licenses and Intellectual Property, less
             accumulated amortization                                             975,000            975,000                  -
                                                                           ---------------    ---------------    ---------------
                                                                                2,462,040          3,036,452            669,471
                                                                           ===============    ===============    ===============
                                                                               $3,964,903         $3,973,554         $3,152,866
                                                                           ===============    ===============    ===============

                                                                               LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of long-term debt                                     $103,114           $103,114           $114,957
        Accounts payable and accrued expenses                                     214,872            223,523            189,712
        Accrued interest payable - related party                                  177,006            177,006            163,296
        Accrued consulting fees - related party                                     3,000              3,000              3,000
                                                                           ---------------    ---------------    ---------------
                 Total current liabilities                                        497,992            506,643            470,965

LONG-TERM DEBT:
         Long-term debt, less current maturities                                   63,542             63,542            982,742
                                                                           ---------------    ---------------    ---------------

                  Total Liabilities                                               561,534            570,185          1,453,707
                                                                           ---------------    ---------------    ---------------

COMMITMENTS
STOCKHOLDERS EQUITY (DEFICIENCY):
     Preferred Stock, $.0001 par value: 25,000,000 shares
          authorized                                                                     -                     -              -
     Series A preferred stock, 706,000 shares
        authorized   381,177 issued and outstanding                                    38                 38                  -

     Common Stock, $.0001 par value; 75,000,000 shares
          authrized:;6,755,5944sharessandd4,365,5944 shares
          issued and outstanding                                                      676                676                436
      Additional paid in capital                                                8,281,073          8,281,073          4,933,851
      Deficit Accumulated During the Development Stage                         (4,878,418)        (4,878,418)        (3,235,128)
                                                                           ---------------    ---------------    ---------------

Total Stockholders Equity                                                       3,403,369          3,403,369          1,699,159
                                                                           ---------------    ---------------    ---------------

                                                                               $3,964,903         $3,973,554         $3,152,866
                                                                           ===============    ===============    ===============

                                                               See Accompanying Notes to Financial Statements



                                                                                                                     From Inception
                                                     Nine Months     Nine Months     Three Months     Three Months    March 7, 1994
                                                        Ended           Ended            Ended           Ended           Through
                                                    Sept. 30,1998   Sept. 30,1997    Sept. 30,1998   Sept. 30,1997    Sept. 30,1998


            SERVICE REVENUE                          $ 52,002          $ 2,225        $ 22,128          $ 2,225          $77,865
                                                      ---------         --------       ---------         --------         -------


            EXPENSES:
                       Cost of Service                  111,490            6,800          64,276            6,800         136,482
                       General and Administrative     1,205,173          927,670         421,330          454,432       3,881,071
                       Depreciation and Amortization    397,091          128,230         201,014           64,174         730,985
                       Interest Expense (Income), net  (18,462)           52,648        (15,461)          (2,102)        207,745
                                                      --------        --------          -------        -------
                                                      1,695,292        1,115,348         671,159          523,304       4,956,283
                                                       ---------        ---------         -------          -------       ---------

            NET (LOSS) INCURRED DURING
                 THE DEVELOPMENT STAGE               ($1,643,290)     ($1,113,123)      ($649,031)       ($521,079)    ($4,878,418)
                                                      ============      ==========       ==========    ============


            WEIGHTED AVERAGE NUMBER OF
                COMMON SHARES OUTSTANDING              4,961,089        4,042,041       5,655,594        4,355,594       3,091,315
                                                       =========       =========        =========       =========


            BASIC AND DILUTED LOSS PER
                 COMMON SHARE                            ($0.33)        ($0.28)         ($0.11)          ($0.12)         ($1.58)
                                                       =======          =======         =======          =======         =======



                                                                                     See Accompanying Notes to Financial Statements


                                                                                                      Deficit
                                                                                                      Accumulated
                                                                                      Additional      During the
                         Series A Preferred Stock Common Stock                          Paid-in       Development
                             Shares       Par Value      Shares       Par Value        Capital          Stage          Total
                             ------       ---------      ------       ---------        -------          -----          -----


BALANCE - DECEMBER 31,
1997                       4,355,594         $436             -              -      $4,933,851     ($3,235,128)    $1,699,159

CONVERSION OF LONG-TERM
DEBT INTO SERIES A PREFERRED
STOCK AT $2.125 PER SHARE
 SHARE- IN MARCH 1998             -           -           381,177            38       809,962               -         810,000

CONVERSION OF NOTES PAYABLE
INTO COMMON STOCK AT
$0.09375 PER SHARE IN
MARCH 1998                   400,000           40             -              -          37,460                  -      37,500

ISSUANCE OF COMMON STOCK
AT $1.25 PER SHARE
FOR ACQUISITION OF UNITED
LEISURE INTERAINTERACTIVE'S
 ASSETS AS OF JUNE 30,
  1998                     2,000,000*          200             -             -       2,499,800                  -   $2,500,000

NET LOSS                          -            -               -             -               -       (1,643,290)   ($1,643,290)


BALANCE AT SEPTEMBER 30,
  1998                      6,755,594         $676         381,177            $38      $8,281,073      ($4,878,418)   $3,403,369
                            ==========        =====      ========           ====     ===========     ============   ==========

*2,000,000 SHARES ISSUED ARE SUBJECT TO SHAREHOLDER APPROVAL (NOTE 4).
                                                             See Accompanying Notes to Financial Statements



                                                            GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                                               Development Stage Companies
                                                                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (UNAUDITED)
                                                                                                   Period From
                                                                                                 March 7, 1994
                                                                                                (Commencement of
                                                                                                Development Stage
                                                        Nine Months Ended   Nine Months Ended   Activities to
                                                          Sept. 30,1998       Sept. 30,1997       Sept. 30,1998
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    (1,643,290)         (1,113,123)          (4,878,418)
   Adjustments to reconcile net loss to net
    cash flows from operating activities:
      Depreciation and amoritization                              397,091             128,230              730,985
      Contribution to capital of services rendered                   -                   -                  49,600
      Changes in operating assets and liabilities
        Accounts receivable                                       (23,831)                  0              (32,615)
        Prepaid expenses                                           (7,321)             (1,729)             (12,448)
        Deposits and other                                          4,934                  -               (58,703)
        Accounts payable and accrued expenses                      47,521            (256,069)             403,529
                                                        ------------------  ------------------  -------------------
          Net cash flows from operating acctivities            (1,224,896)         (1,242,691)          (3,798,070)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                           (293,281)           (333,232)          (1,611,207)
   Acquisition of Prosoft, Inc.                                         0             (34,602)             (34,602)
           Net cash flows from investing activities              (293,281)           (367,834)          (1,645,809)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from long-term debt                                     9,652             70,000               14,652
   Payments on long-term debt                                         -              (65,000)            (925,840)
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                                  4,661,124            4,705,915
   Conversion of convertible notes payable
       to common stock                                                -                -                    67,500
   Conversion of long-term debt to Series A
       Preferred Stock                                            810,000              -                   810,000
   Issuance of common stock upon exercise of option                   -                15,000               15,000
   Loans and advances from related parties                            -               (14,518)                 -
   Proceeds from issuance of notes payable                            -                 -                  955,000
   Payments under computer equipment leases                       (93,195)            (71,260)            (156,271)
   Proceeds from sale and lease-back                                  -              -                     294,644
   Proceeds from issuance of common stock                             -               -                    110,000
   Contribution to capital - stockholder/officer                      -               128,700              205,400
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                        -               (563,500)             517,500
   Payments on 10% promissory notes and related
      warrants                                                        -               -                   (563,500)
                                                        ------------------  ------------------  -------------------
          Net cash flows from financing activities                (83,543)          4,160,546            6,050,000
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                             (1,601,720)          2,550,021              606,121
CASH AND EQUIVALENTS, BEGINNING OF YEAR                         2,207,841              91,548                 -
                                                        ------------------  ------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 606,121         $ 2,641,569            $ 606,121
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                 $ 29,000            $ 65,699            $ 169,498
                                                        ------------------  ------------------  -------------------
   Net liabilities assumed in reverse acquisition        $         -          $      -                    $ 14,087
                                                        ------------------  ------------------  -------------------
   Conversion of related party debt to common stock      $         -          $      -                    $ 20,109
                                                        ------------------  ------------------  -------------------
   Conversion of long-term debt to Series A Preferred
       Stock                                             $ 847,500           $       -                   $ 847,500
                                                        ------------------  ------------------  -------------------
   Conversion of notes payable to common stock           $ 37,500            $      30,000               $ 67,500
                                                        ------------------  ------------------  -------------------
    Issuance of common stock and preferred stock
        to acquire travel related assets                      $ 2,500,000    $      -                  $2,500,000
                                                        ------------------  ------------------  -------------------

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


The internet web-site is currently operational , although management expects to continue to enhance and upgrade the web-site as appropriate. Independent travel consultants, through the password


protected   section  of  the  site,  can  currently  book  car,  air  and  hotel reservations  directly  through  the  web-site,  as  well as  research  vacation packages and cruise itineraries.  At the present time the Company's  independent travel  consultants  are not able to book  vacation  and cruise  packages  in an automated  fashion  through  the  web-site.  In  order  to make  these  types of reservations,  the  independent  travel  consultant is instructed to contact the
Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via  toll-free  telephone,  fax or e-mail,  whereby a live NetCruise  travel agent will then make the cruise or vacation  reservation.
The Company  intends to  continually  enhance  its  technology  to automate  the booking process for cruise and vacation reservations through its website.  There can be no assurance  that the Company  will to be able to achieve the  necessary technological  advancements.  To date, the Visitor's  Section of the web-site is being used for  demonstration  to  potential  travel  consultants.  The password protected section is only accessible by company personnel and independent travel consultants using a password. See Note 4.


                  The  budgeted  cost  of  launching  the  Company's   marketing
campaign,  which  includes  the  development  of  a  data  base  and  networking capability,  is  expected  to  be  approximately  $1,342,000.  Of  such  amount, approximately  $198,000 was allocated to complete  development  of the web-site, which is currently
operational.  The Company  intends to use $75,000 of the $198,000 to continue to enhance and upgrade the  web-site.  Such  improvements  will  include  providing additional  features to the site, such as personal web pages for the independent travel  consultants,  chat capability,  on-line  accounting  information for the independent travel consultants as well as client profiling.  The Company expects to  continue  upgrading  the  web-site  as  appropriate.  The  remainder  of the
$1,342,000 will be used to produce a television  video  infomercial and purchase media time.  The Company  believes it will be able to finance  such  development substantially  from  proceeds  of a recent  private  placement  in the amount of
$1,500,000, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase  significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


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


The internet web-site is currently operational, although management expects to enhance and upgrade the web-site as appropriate. Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site.
In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's
Travel World, a wholly owned subsidiary of the Company) via toll- free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations. To date, the Visitor's
Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password.

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


                  The  budgeted  cost  of  launching  the  Company's   marketing
campaign,  which  includes  the  development  of  a  data  base  and  networking capability,  is  expected  to  be  approximately  $1,342,000.  Of  such  amount, approximately  $198,000 was allocated to complete  development of the web -site, which is currently

     operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of a recent private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


                  Mr.  Brian  Shuster  has  been   appointed  the  President  of
NetCruise. Pursuant to the acquisition agreement, Mr. Brian Shuster will receive
$5,000 per month for his services as a consultant  to the Company.  In addition,
Mr.  Brian  Shuster  has been  serving as a director  of the  Company  since the transaction  closed and has been  nominated  for  election  as a director of the
Company.  Mr. Brian Shuster has been issued two warrants to purchase  restricted common  shares of the Company,  exercisable  between  April 2, 2002 and June 30,
2002, if NetCruise  achieves certain profit levels,  as defined in the warrants.
One warrant is  exercisable  for 200,000 shares at $2.50 per share and the other warrant is  exercisable  for 200,000  shares at $6.00 per share.  The  Company's wholly  owned  subsidiary,  NetCruise  Interactive,  has assumed  UIT's lease of approximately  1,617  square feet  (including  tenant's pro rata share of common area) at 1990 Westwood Blvd., Penthouse, Los Angeles, CA 90025. The term of this lease is for 5 years  commencing  on March 1, 1996 and  ending on  February  28,
2001.  During the first  through 2nd year of the term of the lease,  the rent is
$2,587 per month and during  the 3rd  through  5th year of the term of the lease the rent is $2,846 per month.



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



                                                    Nine Months Ended                                   Year Ended
                                                        September 30, 1998                             December 31, 1997
                                                                                      -------------------------------------------

                                      Historical    Reclassifications    Pro Forma       Historical    Reclassifications  Pro Forma

                                                          (Note A)                                              (Note A)

SERVICE REVENUE                          $     52,002      $  (52,002)  $        -          $     25,863   $    (25,863)   $      -
                                         ------------      -----------  ---------------     ------------   -------------   --------

EXPENSES:
   Cost of service                            111,490        (111,490)           -                24,992        (24,992)         -
   General and administrative               1,205,173        (607,285)          597,888        1,318,203       (736,858)    581,345
   Depreciation and amortization              397,091        (287,589)          109,502          217,386       (195,700)     21,686
   Interest expense (income), net            (18,462)              -           (18,462)           55,407              -      55,407
                                             -------               -----       -------            ------        -----        ------
                                            1,695,292      (1,006,364)          688,928        1,615,988       (957,550)    658,438
                                            ---------      -----------          -------        ---------       ---------    -------

   LOSS BEFORE EQUITY IN GEN O2, INC.
                                          (1,643,290)        (954,362)        (688,928)      (1,590,125)       (931,687)   (658,438)

EQUITY IN LOSS OF GEN O2, INC.                   -             954,362        (954,362)            -            931,687    (931,687)
                                                 ------        -------        --------           -----         -------     --------

   NET LOSS INCURRED DURING THE DEVELOPMENT STAGE
                                         $(1,643,290) $           -        $(1,643,290)     $(1,590,125) $         -    $(1,590,125)
                                         ===========  ==================   ===========      ===========  ===========    ===========

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                            4,961,089                         4,961,089        4,121,000                  4,121,000
                                          ===========                       ===========      ===========                ===========

   BASIC AND DILUTED LOSS PER COMMON SHARE
                                               $(.33)                            $(.33)           $(.39)                     $(.39)
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



                                                             7

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


     The internet web-site is currently operational, although management intends to continue to enhance and upgrade the site as appropriate. Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password. See Note 4.


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

                           In  the  event   shareholders   do  not   ratify  the
                acquisition of the assets and approve the issuance, the transaction will be unwound. In such event the Company estimates that the cost to undo the transaction will not exceed $50,000. This estimate includes accounting fees, legal fees, recording fees and employee termination fees. In the event that the UIT Transaction must be undone, the following shall occur: (i) the Company shall reassign the technology license and return the related assets to UIT; (ii) UIT will return to the Company all stock certificates received pursuant to the UIT Transaction and
                (iii) Mr. Brian Shuster will return the warrants issued to him by the Company; and (iv) Mr. Brian Shuster will resign from any officer or director position held by him. In addition, Mr. Brian Shuster's consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date. Reference should be made to Pro Forma Condensed Consolidated Financial Statements as of September 30, 1998 and for the nine months then ended for the effect of undoing the UIT Transaction.


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


                           The  internet  web-site is  currently  operational  ,
                although management expects to continue to enhance and upgrade the site as appropriate. Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password. See Note 4.

                           The  budgeted   cost  of  launching   the   Company's
                marketing campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web- site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of a recent private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


On September 30, 1998, the Company had cash of $606,121 and working capital of $144,541. As of November 1, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues are not expected to be significant for the balance of the fourth fiscal quarter ending December 31, 1998. These efforts are expected to significantly increase revenues. The internet travel business is currently operational, and management of the Company is planning to begin television marketing of the Company's products in the fall of 1999. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of common stock for an aggregate of $1,500,000. Therefore including anticipated cash to be received from revenues, the Company estimates that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time the Company does not have any alternative plans to raise additional funds needed to market or complete development of the web site.

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

                                          GENISYS RESERVATION SYSTEMS, INC.


 Date June  ___, 1999                            ___________________________
                                                   Lawrence E. Burk
                                          President and Chief Executive Officer

Date June  ___, 1999                          _________________________
                                                   John H. Wasko
                                              Secretary, Treasurer and
                                                Chief Financial Officer