Form 10KSB/A
period 1998-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-06-28
CIK 827100

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


In the event shareholders do not ratify the acquisition of the assets and approve the issuance of 1,100,000 shares of Common Stock and two stock purchase warrants, the UIT Transaction will be unwound. In such event the Company estimates that the cost to undo the transaction will not exceed $50,000. This estimate includes accounting fees, legal fees, recording fees and employee termination fees. In the event that the UIT Transaction must be unwound, the following shall occur: (i) the Company shall reassign the technology license and return the related assets to UIT; (ii) UIT will return to the Company all stock certificates received pursuant to the UIT Transaction ; (iii) Mr. Brian Shuster will return the warrants issued to him by the = Company and (iv) Mr. Brian Shuster will resign from any officer or director position held by him. In addition, Mr. Shuster's consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date. Reference should be made to Pro Forma Condensed Consolidated Financial Statements as of December 31, 1998 for the effect of undoing the UIT Transaction.


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

         Although the Company only has a limited number of individuals who have subscribed to be independent travel consultants and therefor a limited number of internet travel customers, the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants. The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying an annual fee to the Company. The independent travel consultants will then be able to make reservations either through the password protected section of the NetCruise web site or via telephone bookings with travel agents who work directly for NetCruise. Non-members who visit the non-password protected section of the NetCruise web-site (the "Visitor's Section") shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section, which is only accessible by company personnel and independent travel consultants using a password, allows independent travel consultants to see destinations in full motion video and stereo audio and to make hotel, air and car reservations as well as research vacation packages and cruise itineraries. The Company's independent travel consultants are currently not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the vacation or cruise reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations.


           Although management expects to continue to enhance and upgrade the internet web-site as appropriate, the web-site is currently operational and independent travel consultants can view videos and book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. The Company's independent travel consultants are currently not able to book vacation and cruise packages in an automated fashion through the web-site. As discussed above, in order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the vacation or cruise reservation.

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


Mr. Brian Shuster has been appointed the President of NetCruise Interactive, Inc. Pursuant to the Asset Purchase Agreement, Mr. Brian Shuster will receive $5,000 per month for his services as a consultant to the Company. In addition, Mr. Shuster has been serving as a director of the Company since the transaction closed and has been nominated for election as a director of the Company.



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

         General and administrative expenses were $1,652,363 for the year ended December 31, 1998 as compared to $1,318,203 for the year ended December 31, 1997. The primary reasons for the difference between the two years ended December 31, 1998 and December 31, 1997 are increased payroll costs due to staff increases for web site development and increases in legal expenses related to litigations.
`
         Payroll costs increased approximately $166,000 during the fiscal year ended December 31, 1998, due to the hiring of Mr. Larry Burk as the President of the Company, as well as the hiring of a marketing specialist and an accounting clerk. The Company also increased its payroll costs by hiring two developers. Other approximate cost increases during fiscal 1998 consist of professional fees ($44,000), insurance ($8,000), and other administrative costs ($134,150) while consulting fees decreased $46,500. Professional and consulting fees for the year ended December 31, 1998 total $311,000. Such amount included attorneys' fees of $151,000, accounting fees of $18,000, outside bookkeeping fees of $17,500 and consulting fees of $36,000 payable to Loeb Partners.

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



         On December 31, 1998, the Company had cash of $145,921 and a working capital deficit of $196,212. As of November 5, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not expected to be significant for the balance of the fourth fiscal quarter ended December 31, 1998. The internet travel business is currently operational , and management of the Company is planning to begin television marketing of the Company's products in the fall of 1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. Although the Company has also begun to receive contingent payments from GEN O2, these revenues have not been significant to date. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of Common Stock for an aggregate of $1,500,000. The Company estimates, including anticipated cash to be received from revenues and the proceeds of the recent private placement, that it will have sufficient resources to provide for its planned operations for the next twelve months. Additionally, as a result of the sale of the limousine reservation business to GEN O2, Inc., the Company has limited its post-December 31, 1998 cash outflow for the limousine reservation business to $140,000 (which is the balance remaining on the Company's loan commitment to GEN O2, Inc.). As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in the fall of 1999. Based upon estimates received from marketing consultants hired by the Company, test marketing of the informercial is expected to produce 2,000 new independent travel consultants over a two month period. The subscription fees from the new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.


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

                                           40
                                           ==
Brian Shuster                                       Director





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


     Mr. Brian Shuster is currently a director of UIT. The Company recently acquired a technology license and certain related assets from UIT, which is a wholly owned subsidiary of ULC, as more fully described in Item 1. Mr.
     Shuster was elected as a director of the Company following this transaction pursuant to the acquisition agreement and will so serve for three (3) years, if so elected. In connection with this transaction, Mr. Brian Shuster received two warrants, each entitling him to purchase
     200,000 shares of the Common Stock of the Company. One warrant is exercisable for 200,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise Interactive,
     Inc. ("NetCruise") achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 200,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding
     $10,000,000 for the years 1999, 2000 and 2001.



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


                                                        19

 Brian Shuster (3)(7)
United Internet Technologies, Inc.
18081 Magnolia Avenue
Fountain Valley, CA       927080                         0                    *




Yeshiva Beth Hillel of Krasner, Inc.                     400,000           5.9%
1371 42nd Street
Brooklyn, New York 11219


All Officers and Directors

as a group   (6 persons)                             2,571,843(8)           38%


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



(7) Does not include two warrants issued in connection with the acquisition of assets from UIT, each entitling Mr. Shuster to purchase 200,000 shares of the Company's Common Stock. One warrant is exercisable for 200,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other warrant is exercisable for 200,000 shares at $6.00 per share an may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

     (8) Includes all of the options granted to certain officers and directors pursuant to the foot notes numbered (1) through (7) above.




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

                                             GENISYS RESERVATION SYSTEMS, INC.



March 30 , 1999                              By:______________________________
                                                       Lawrence E. Burk
                                            President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


_______________________                     President, Chief Executive Officer,       March 30, 1999
Lawrence E. Burk                            and Director



_______________________                   Secretary, Treasurer, Chief Financial       March  30, 1999
John H. Wasko                               Officer and Director



_______________________                     Chairman and Director            March 30, 1999
Warren D. Bagatelle




________________________                    Director                                    March 30, 1999





David W. Sass




________________________                    Director                                    March 30, 1999
S. Charles Tabak




__________________________                      Director                                    March 30, 1999
 Brian Shuster









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

                               GENISYS RESERVATION SYSTEMS, INC.



June 28,  1999                         By:___________________
                                           Lawrence E. Burk
                                           President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_______________________                     President, Chief Executive Officer,         June 28, 1999
Lawrence E. Burk                                     and Director



_______________________                     Secretary, Treasurer, Chief Financial       June 28, 1999
John H. Wasko                                        Officer and Director



_______________________                     Chairman and Director                       June 28, 1999
Warren D. Bagatelle



________________________                    Director                                    June 28, 1999
Brian Shuster



________________________                    Director                                     June 28, 1999
David W. Sass



________________________                    Director                                     June 28, 1999
S. Charles Tabak


_______________________                     Director                                     June 28, 1999
Harry Shuster