Form 10QSB/A
period 1998-09-30
GENISYS RESERVATION SYSTEMS INC
filed 1999-07-19
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                  Form 10-QSBA-2

                                                    (Mark One)
                                    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                    (For the Quarter ended September 30, 1998)


                                      Commission File Number  0-29188


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


                  The  budgeted  cost  of  launching  the  Company's   marketing
campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of an intended private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


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

                  The  budgeted  cost  of  launching  the  Company's   marketing
campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of an intended private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.

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




                                                    Nine Months Ended                                   Year Ended
                                                        September 30, 1998                             December 31, 1997
                                                                                      --------------------------------------------

                                        Historical    Reclassifications    Pro Forma     Historical   Reclassifications  Pro Forma

                                                          (Note A)                                              (Note A)

SERVICE REVENUE                          $     52,002      $  (52,002)  $        -          $     25,863   $    (25,863)   $       -
                                         ------------      -----------  ---------------     ------------   -------------   ---------

EXPENSES:
   Cost of service                            111,490        (111,490)           -                24,992        (24,992)          -
   General and administrative               1,205,173        (607,285)          597,888        1,318,203       (736,858)    581,345
   Depreciation and amortization              397,091        (287,589)          109,502          217,386       (195,700)     21,686
   Interest expense (income), net            (18,462)              -           (18,462)           55,407              -      55,407
                                             -------               -----       -------            ------        -----        ------
                                            1,695,292      (1,006,364)          688,928        1,615,988       (957,550)     658,438
                                            ---------      -----------          -------        ---------       ---------    -------

   LOSS BEFORE EQUITY IN GEN O2, INC.
                                          (1,643,290)        (954,362)        (688,928)      (1,590,125)       (931,687)   (658,438)

EQUITY IN LOSS OF GEN O2, INC.                   -             954,362        (954,362)            -             931,687   (931,687)
                                                 ------        -------        --------             -----         -------   --------

   NET LOSS INCURRED DURING THE DEVELOPMENT STAGE
                                         $(1,643,290) $           -        $(1,643,290)     $(1,590,125) $         -    $(1,590,125)
                                         ===========  ==================   ===========      ===========  =============  ===========

   WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING
                                            4,961,089                         4,961,089        4,121,000                  4,121,000
                                          ===========                       ===========      ===========                ===========

   BASIC AND DILUTED LOSS PER COMMON SHARE
                                               $(.33)                            $(.33)           $(.39)                      $(.39)
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

                           The  internet  web-site is  currently  operational  ,
                although management intends to continue to enhance and upgrade the site as appropriate. Independent travel consultants, through the password protected section of the site, can currently book car, air and hotel reservations directly through the web-site, as well as research vacation packages and cruise itineraries. At the present time the Company's independent travel consultants are not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the cruise or vacation reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section is only accessible by company personnel and independent travel consultants using a password. See Note 4.

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


                           The  budgeted   cost  of  launching   the   Company's
                marketing campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of an intended private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.


                  On September  30,  1998,  the Company had cash of $606,121 and working capital of $144,541. As of November 1, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues are not expected to be significant for the balance of the fourth fiscal quarter ending December 31, 1998. The internet travel business is currently operational, and management of the Company is planning to begin television marketing of the Company's products in the fall of 1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. The Company expects its operations to achieve break-

                even by the end of fiscal 1999. Therefore including anticipated cash to be received from revenues, the Company estimates that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time the Company does not have any alternative plans to raise additional funds needed to market or complete development of the web site.



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


                                             GENISYS RESERVATION SYSTEMS, INC.



  Date      July 16 ___, 1999                            _______________
                    ----- =======                      Lawrence E. Burk
                                         President and Chief Executive Officer

 Date         Juy 16,  __, 1999                         _______________
                ---------===========                       John H. Wasko
                                                   Secretary, Treasurer and
                                                    Chief Financial Officer