Form 10KSB/A
period 1998-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-07-19
CIK 827100

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


         In the event shareholders do not ratify the acquisition of the assets and approve the issuance of 1,100,000 shares of Common Stock and two stock purchase warrants, the UIT Transaction will be unwound. In such event the Company estimates that the cost to undo the transaction will not exceed $50,000. This estimate includes accounting fees, legal fees, recording fees and employee termination fees. In the event that the UIT Transaction must be unwound, the following shall occur: (i) the Company shall reassign the technology license and return the related assets to UIT; (ii) UIT will return to the Company all stock certificates received pursuant to the UIT Transaction; and (iii) Mr. Brian Shuster will return the warrants issued to him by the Company and (iv) Messrs. Brian and Harry Shuster will resign from any officer or director position held by them. In addition, Mr. Shuster's consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date. Reference should be made to Pro Forma Condensed Consolidated Financial Statements as of December 31, 1998 for the effect of undoing the UIT Transaction.


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

         The budgeted cost of launching the Company's marketing campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of a recent private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. The Company has received $200,00 of the proceeds from the private placement to date. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.

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

Approximate Number of Equity Security Holders

                                                         Approximate Number of
                                                          Holders of Record as
              Title of Class                              of March 25, 1999
              --------------                                  ----------------

              Common Stock,
              $.0001 par value                                         1,100

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

         The budgeted cost of launching the Company's marketing campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of a recent private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. The Company has received $200,00 of the proceeds from the private placement to date. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.

     On December 31, 1998, the Company had cash of $145,921 and a working capital deficit of $196,212. As of November 5, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not expected to be significant for the balance of the fourth fiscal quarter ended December 31, 1998. The internet travel business is currently operational, and management of the Company is planning to begin television marketing of the Company's products in the fall of 1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. Although the Company has also begun to receive contingent payments from GEN O2, these revenues have not been significant to date. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of Common Stock for an aggregate of $1,500,000. The ====== Company has received $200,00 of the proceeds from the private placement to date. The Company estimates, including anticipated cash to be received from revenues and the proceeds of the recent private placement, that it will have sufficient resources to provide for its planned operations for the next twelve months. Additionally, as a result of the sale of the limousine reservation business to GEN O2, Inc., the Company has limited its post-December 31, 1998 cash outflow for the limousine reservation business to $140,000 (which is the balance remaining on the Company's loan commitment to GEN O2, Inc.). As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in the fall of 1999. Based upon estimates received from marketing consultants hired by the Company (which marketing consultants are not affiliated with the persons making the informercial), test marketing of the informercial is expected to produce 2,000 new independent travel consultants over a two month period. The subscription fees from the new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.

          Inflation is not expected to have any material effect on the Company.


Item 7.  Financial Statements and Supplementary Data.

         See Pages F-1 through F-18.


     Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable

                                                     PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the Company's directors and executive officers.

   Name                               Age                       Position

Lawrence E. Burk                        57           President, Chief Executive
                                                     Officer and Director

John H. Wasko                           60          Chief Financial Officer,
                                                    Secretary, Treasurer
                                                     and Director

David W. Sass                           63          Director

S. Charles Tabak                        66          Director

Warren D. Bagatelle                     60          Chairman

Brian Shuster                           40          Director

Harry Shuster                           63          Director




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


     Brian Shuster has been President of NetCruise Interactive, Inc. and a Director of the Company since July, 1998. He has served as Chief Executive Officer, President and a director of United Film Distributors, Inc. since its inception in May, 1995. Since he has been with United Film Distributors, Inc. he has served as the producer of seven films. Prior to joining United Film Distributors, Inc., he served as President of Beverly Hills Producers Group, a private production company, where he produced one motion picture, served as executive producer of another motion picture, and oversaw production of three other films. From 1990 until 1993 Mr. Shuster served as Vice President of Worldwide Entertainment Group, where he also produced three motion pictures. He is also currently a director of ULC and President of UIT. Mr. Shuster is the son of Mr. Harry Shuster. Mr. Brian Shuster is the son of Mr. Harry Shuster.

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

                                    NUMBER OF                           PERCENT
NAME & ADDRESS                     SHARES OWNED                        OF CLASS

Loeb Holding Corporation
As Escrow Agent (1)
61 Broadway
New York, NY 10006                        1,188,973                  17.6%

Loeb Holding Corporation (2)
61 Broadway
New York, NY 10006                          98,824                     1.46%

United Internet Technologies, Inc. (3)(7)(8)
18081 Magnolia Avenue
Fountain Valley, CA 92708                   900,000                     13.3%

Warren D. Bagatelle  (1)(2)
Loeb Partners Corporation
61 Broadway
New York, NY 10006                         1,287,797                  19.1%

Mark A. Kenny
GEN O2, Inc.
15 Clyde Road, Suite 201
Somerset, NJ 08873                           324,175                    4.8%

John H. Wasko (4)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083                              137,046                    2%

Lawrence E. Burk (5)
Genisys Reservation Systems
2401 Morris Avenue
Union, NJ 07083                              205,000                    3%

S. Charles Tabak (6)
ARC Medical Professional Personnel
36 Route 10W, Suite D
East Hanover, NJ 07936                       22,000                       *

David W. Sass (6)
McLaughlin & Stern, LLP
260 Madison Ave. 18th Fl.
New York, NY 10016                          20,000                        *

Harry Shuster (3)(7)(8)
United Internet Technologies, Inc.
18081 Magnolia Avenue
Fountain Valley, CA 927080            900,000                            13.3%




Brian Shuster (3)(8)
United Internet Technologies, Inc.
18081 Magnolia Avenue
Fountain Valley, CA        92708                0                         *




Yeshiva Beth Hillel of Krasner, Inc.        400,000                        5.9%
1371 42nd Street
Brooklyn, New York 11219


All Officers and Directors

as a group   (7 persons)                  2,571,843(9)                     38%


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

         (7) Includes the 900,000 shares of the Company's Common Stock owned by UIT. Mr. Harry Shuster is a significant shareholder, a director and the Chairman of the Board of UIT and may be deemed the beneficial owner of these shares.

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

                                              GENISYS RESERVATION SYSTEMS, INC.



June 28, 1999                             By:_________________________________
                                                           Lawrence E. Burk
                                          President & Chief Executive Officer


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



_______________________                     Secretary, Treasurer, Chief Financial       June 28, 1999
John H. Wasko                               Officer and Director



_______________________                     Chairman and Director                       June 28, 1999
Warren D. Bagatelle



________________________                    Director                                    June 28, 1999
David W. Sass



________________________                    Director                                    June 28, 1999
S. Charles Tabak



__________________________                  Director                                    June 28, 1999
Brian Shuster




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

               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                          (Development Stage Companies)

            PRO FORMA CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                                   (Unaudited)

The following statements are based upon the historical consolidated statement of operations of the Company appearing elsewhere herein to show the effect on the Company's statement of operations if the shareholders approve or do not approve
(1) the issuance of 1,100,000 shares of Series B Convertible Preferred Stock which automatically converts into 1,100,000 shares of Common Stock and the related ratification of the acquisition of software, a technology license and related assets from United Internet Technologies, Inc. ("UIT Transaction") and
(2) the ratification of the exchange of the Company's limousine reservation business for a noncontrolling interest in Gen 02, Inc. ("Gen 02 Transaction"). Reference should be made to Note 3 to the Company's financial statements appearing elsewhere herein for additional information. These statements should be read in conjunction with the Company's financial statements and notes thereto appearing elsewhere herein.

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

                               GENISYS RESERVATION SYSTEMS, INC.



JuLY 19,  1999                         By:___________________
                                           Lawrence E. Burk
                                           President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_______________________                     President, Chief Executive Officer,         July 19, 1999
Lawrence E. Burk                                     and Director



_______________________                     Secretary, Treasurer, Chief Financial       July 19, 1999
John H. Wasko                                        Officer and Director



_______________________                     Chairman and Director                       July 19, 1999
Warren D. Bagatelle



________________________                    Director                                    July 19, 1999
Brian Shuster



________________________                    Director                                     July 19, 1999
David W. Sass



________________________                    Director                                     July 19, 1999
S. Charles Tabak


_______________________                     Director                                     July 19, 1999
Harry Shuster