Form 10QSB/A
period 1998-03-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-07-20
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549


                                                 Form 10- QSB/A


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


As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not significant through the fiscal quarter ended March 31, 1999. Management of the Company expects the Internet travel business to be fully operational in mid-1999 and is planning to begin television marketing of the Company's products in mid-1999. These efforts are expected to significantly increase revenues in 1999. The Company plans to continue an aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. The Company expects its operations to achieve break-even by the end of fiscal 1999. The Company has also begun to receive contingent payments from GEN 02 although these payments were not significant through the fiscal quarter ended March 31, 1999. The Company completed a private placement of common stock in January 1999 and received gross proceeds of $1,500,000 . Of this figure, $200,000 was received by the Company in 1998, $510,000 between January, 1999 and March, 1999 and the remaining $790,000 was received by the Company in June 1999. With these proceeds and anticipated cash to be received from revenues, the Company believes that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time, the Company does not have any alternative plans to raise additional funds needed to market or to continue to enhance and upgrade the web-site or to fund cash shortfalls should anticipated revenues not be achieved. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.



Additionally, as a result of the sale of the limousine reservation business to GEN 02, Inc., the Company has limited its post-December 31, 1998 cash outflow for the limousine reservation business to $140,000 (which is the balance remaining on the Company's loan commitment to GEN 02, Inc.) As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in September 1999. Based upon estimates received from marketing consultants hired by the Company (which marketing consultants are not affiliated with the persons making the informercial), test marketing of the informercial is expected to produce 2,000 new independent travel consultants over a two month period., as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.


Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" include elsewhere herein for additional information.


Note 3 Acquisition

Net  Cruise  - As of June 30,  1998,  the  Company's  newly  formed  subsidiary,
NetCruise

Interactive, Inc. ("NetCruise") acquired computer software, a technology license and related assets from United Leisure Interactive, Inc. ("UIT") in exchange for 2,000,000 shares of the Company's stock and two warrants ("Warrants"). Subsequently, the Company was advised that because the issuance of 2,000,000 shares and warrants exceeded 20% of the Issued and outstanding shares, shareholder approval was required by a NASDAQ rule. NASDAQ has agreed to continue listing the Company's securities on the NASDAQ Small Cap Market pursuant to the following conditions: (i) the UIT Transaction must be unwound in the event shareholders do not ratify the acquisition of the software, technology license and certain related assets from UIT and approve the issuance of 1,100,000 shares of Common Stock and two Stock Purchase Warrants to UIT; (ii) the Company must file a Definitive Proxy Statement with the Securities and Exchange Commission and NASDAQ on or before February 15, 1999; and (iii) the Company must submit documentation to NASDAQ on or before April 15, 1999 evidencing either the receipt of shareholder approval of the issuance of additional shares to UIT or the unwinding of the issuance of additional shares to UIT and purchase of the technology license and certain related assets from UIT. The Company has requested an extension from NASDAQ with respect to the deadline to August 31, 1999.


The Company and UIT have restructured the transactions so that UIT will return to the

Company 1,100,000 shares of the Company's Common Stock (retaining 900,000 shares that are not in violation of the NASDAQ Market Place Rule) and the Warrants. The Company will issue to UIT 1,100,000 shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock"), which Series B Preferred Stock is automatically convertible into 1,100,000 shares of the Company's Common Stock upon Shareholder approval of the issuance of the 1,100,000 shares of Series B Preferred Stock and the Warrants. The Series B Preferred Stock is non-voting stock and carries a mandatory dividend of $275,000 payable on September 30, 1999 and a mandatory quarterly dividend at the rate of $68,750 commencing with the quarter ended December 31, 1999. No dividend will be payable if the Shareholders approve the issuance of the 1,100,000 shares Common Stock and Warrants prior to the time that the dividend is payable. The Company was not able to obtain such Shareholder approval, and will therefore be required to pay the dividend. The total purchase in the UIT Transaction is 900,000 shares of the Company's Common Stock and 1,100,000 shares of the Company's Series B Convertible Preferred Stock. If shareholders ratify the acquisition, the Series B Convertible Preferred Stock will automatically be converted into 1,100,000 shares of the Company's Common Stock and the Company will issue two warrants, each to purchase 800,000 shares of Common Stock, as outlined above.


In the event shareholders do not ratify the acquisition of the assets and approve the issuance of 1,100,000 shares of Common Stock and two stock purchase warrants, the UIT Transaction will be unwound. In such event, the Company estimates that the cost to undo the transaction will not exceed $50,000. This estimate includes accounting fees, legal fees, recording fees and employee termination fees. In the event that the UIT Transaction must be unwound, (i) the Company shall reassign the technology license and return the

related assets to UIT; (ii) UIT will return to the Company all stock certificates and warrants received pursuant to the UIT Transaction and (iii) Mr. Brian Shuster will return the warrants issued to him by the Company; and (iv) Mr. Brian Shuster will resign from any officer or director position held by him. In addition, Mr. Brian Shuster's === === consulting fee shall be pro-rated to the date of his resignation and shall cease as of such date.


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

Summarized information on Gen 02, Inc. for the three months ended March 31, 1999 is as follows:

                                                                                                                   March 31,
                                                                                                                      1999

                                            Revenues from external domestic customers                              $  72,906
                                                                                                                   ---------

                                            Expenses:
                                                Cost of services                                                       22,560
                                                General and administrative                                           141,804
                                                Depreciation and amortization                                        102,852
                                                                                                                     -------
                                                     Net loss                                                        267,216
                                                                                                                      $(194,310)

                                            Current assets                                                         $  71,758

                                            Property and equipment                                                   181,897

                                            Computer software costs                                                  441,216

                                            Other assets                                                               43,129
                                                                                                                   $738,000

                                            Current liabilities                                                    $146,662

                                            Due to Company and Transponet                                            122,000

                                            Equity                                                                   469,338
                                                                                                                   $738,000

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


                  The  budgeted  cost  of  launching  the  Company's   marketing
campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web- site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company believes it will be able to finance such development substantially from proceeds of a recent private placement in the amount of $1,500,000, but there can be no assurance that such funds will be sufficient. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.

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


The Company completed a private placement of common stock in January 1999 whereby it sold

1,000,000 shares of Common Stock for an aggregate of $1,500,000 of which $200,000 was received in 1998 , $510,000 between January, 1999 and March, 1999 and $790,000 in June, 1999. The Company estimates, including anticipated cash to be received from revenues, that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time the Company does not have any alternative plans to raise additional funds needed to market or continue enhancement of the web-site. In the event the Company decides to purchase significant amounts of media time for the television infomercial, it will need to raise additional funds. No assurance can be made that the Company will be able to raise such funds.





PART II           OTHER INFORMATION


ITEM 6.           Exhibits and Reports on Form 8-K

                  None


SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GENISYS RESERVATION SYSTEMS, INC.



              Date_July 19, 1999                  /s/ Lawrence E. Burk
              ====----------                          Lawrence E. Burk
                                          President and Chief Executive Officer

              Date__July 19, 1999                 /s/ John H. Wasko
                         ====---------------          John H. Wasko
                                                     Secretary, Treasurer and
                                                     Chief Financial Officer