Form 10KSB/A
period 1998-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-08-04
CIK 827100

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


         The budgeted cost of launching the Company's marketing campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company received $200,00 of the proceeds from a recent private placement in the amount of $1,500.000 in 1998 and $510,000 between January 1999 and February 1999. With these proceeds and anticipated cash to be received from revenues, the Company believed it would have sufficient resources to provide for its planned operations for the next twelve months. However, there was a four month delay from mid-February to mid-June in receiving the balance of the private placement proceeds in the amount of $790,000 and a corresponding delay in launching the Company's marketing campaign, which resulted in a much lower than anticipated growth in the Company's revenues. As a result, during the delay the Company was forced to divert approximately $600,000 of the private placement proceeds to cover general and administrative expenses. The $600,000 was taken out of the $710,000 the Company had received from the private placement as of February 1999, which the Company had originally planned on using for marketing purposes. The remaining $110,000 of the private placement proceeds received as of February 1999 were used for web-site development, as originally planned.

         As a result of these delays, the Company needs to raise an additional $725,000 to continue the launch of the Company's marketing campaign. Additionally, the Company is obligated by contract to pay a mandatory dividend in the amount of $275,000 to United Internet Technologies, Inc. on September 30, 1999, bringing the total amount of additional funds required to
  $1,000,000. The $1,000,000 in additional funds, if and when received, will be allocated as follows: $90,000 to continue upgrading and enhancing the web-site, $510,000 to complete development of a television infomercial and purchase media time; $125,000 for general working capital and $275,000 to pay the mandatory dividend. The Company is obligated to pay this dividend if funds are legally available for such purpose. State law prohibits the payment of a dividend if, as a result thereof, the Company would be unable to pay its debts as they become due in the usual course of its business or the Company's total assets would be less than its total liabilities. The Company is seeking to raise the additional funds, but if such funds are not available the Company will be forced to curtail its marketing campaign. In addition to the funding requirement stated above, should the Company decide to purchase significant additional media time for the television informercial, additional funds will be required. No assurance can be made that the Company will be able to raise any additional funds.


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


     The budgeted cost of launching the Company's marketing campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The remainder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company received $200,00 of the proceeds from a recent private placement in the amount of $1,500.000 in 1998 and $510,000 between January 1999 and February 1999.
     With these proceeds and anticipated cash to be received from revenues, the Company believed it would have sufficient resources to provide for its planned operations for the next twelve months. However, there was a four month delay from mid-February to mid-June in receiving the balance of the private placement proceeds in the amount of $790,000 and a corresponding delay in launching the Company's marketing campaign, which resulted in a much lower than anticipated growth in the Company's revenues. As a result, during the delay the Company was forced to divert approximately $600,000 of the private placement proceeds to cover general and administrative expenses. The $600,000 was taken out of the $710,000 the Company had received from the private placement as of February 1999, which the Company had originally planned on using for marketing purposes. The remaining $110,000 of the private placement proceeds received as of February 1999 were used for web-site development, as originally planned.


     As a result of these delays, the Company needs to raise an additional $725,000 to continue the launch of the Company's marketing campaign. Additionally, the Company is obligated by contract to pay a mandatory dividend in the amount of $275,000 to United Internet Technologies, Inc. on September 30, 1999, bringing the total amount of additional funds required to $1,000,000. The $1,000,000 in additional funds, if and when received, will be allocated as follows: $90,000 to continue upgrading and enhancing the web-site, $510,000 to complete development of a television infomercial and purchase media time; $125,000 for general working capital and $275,000 to pay the mandatory dividend. The Company is obligated to pay this dividend if funds are legally available for such purpose. State law prohibits the payment of a dividend if, as a result thereof, the Company would be unable to pay its debts as they become due in the usual course of its business or the Company's total assets would be less than its total liabilities. The Company is seeking to raise the additional funds, but if such funds are not available the Company will be forced to curtail its marketing campaign. In addition to the funding requirement stated above, should the Company decide to purchase significant additional media time for the television informercial, additional funds will be required. No assurance can be made that the Company will be able to raise any additional funds.


         On December 31, 1998, the Company had cash of $145,921 and a working capital deficit of $196,212. As of November 5, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not expected to be significant for the balance of the fourth fiscal quarter ended December 31, 1998. The internet travel business is currently operational, and management of the Company is planning to begin television marketing of the Company's products in the fall of 1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. Although the Company has also begun to receive contingent payments from GEN O2, these revenues have not been significant to date. The Company expects its operations to achieve break-even by the end of the second quarter of fiscal 2000. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of Common Stock for an aggregate of $1,500,000. The Company received $200,000 of the proceeds from the private placement in 1998 and $510,000 between January 1999 and February 1999. The Company believed that with the anticipated cash to be received from revenues and the proceeds of the recent private placement, it would have sufficient resources to provide for its planned operations for the next twelve months. However,as discussed above, the Company will need to raise additional funds in order to continue its planned operations beyond September 30, 1999. The Company is seeking to raise the additional funds, but if such funds are not available the

Company will be forced to curtail its planned operations, including its marketing campaign. In addition to the funding requirements stated above, should the Company decide to purchase significant additional media time for the television infomercial, additional funds will be required.

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


Item 7.  Financial Statements and Supplementary Data.

         See Pages F-1 through F-18.


     Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures

         Not applicable

                                                     PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the Company's directors and executive officers.

   Name                                Age                       Position

Lawrence E. Burk                        57           President, Chief Executive Officer and Director

John H. Wasko                           60          Chief Financial Officer, Secretary, Treasurer
                                                     and Director

David W. Sass                           63          Director

S. Charles Tabak                        66          Director


Warren D. Bagatelle                     61          Chairman



Brian Shuster                           40          Director

Harry Shuster                           63          Director



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

                                      GENISYS RESERVATION SYSTEMS, INC.




        August 4, 1999                By:_________________________________
        ========                         Lawrence E. Burk
                                        President & Chief Executive Officer



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




 August 4, 1999

By:____________________________
      Lawrence E. Burk
  President, Chief Executive Officer,
       and Director



August 4, 1999

By: _________________________________
        John H. Wasko
Secretary, Treasurer, Chief Financial
Officer and Director


August 4, 1999

By: _______________________
Warren D. Bagatelle
Chairman and Director


August 4, 1999

By:____________________________
   David W. Sass
    Director

August 4, 1999

By:  ________________________
     S. Charles Tabak
     Director

August 4, 1999

By:   ______________
      Brian Shuster
      Director



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