Form 10QSB/A
period 1999-03-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-08-04
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                                              Washington, D.C. 20549

                                                   Form 10-QSB/A

                                                    (Mark One)
                                    X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                    TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                      OF THE SECURITIES EXCHANGE ACT OF 1934

                                      (For the Quarter ended March 31, 1999)


                                      Commission File Number  0-29188


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


As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not significant through the fiscal quarter ended March 31, 1999. Management of the Company expects the Internet travel business to be fully operational in mid-1999 and is planning to begin television marketing of the Company's products in mid-1999. These efforts are expected to significantly increase revenues in 1999. The Company plans to continue an aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. The Company expects its operations to achieve break-even by the end of fiscal 2000. The Company has also begun to receive contingent payments from GEN 02 although these payments were not significant through the fiscal quarter ended March 31, 1999. The Company completed a private placement of common stock in January 1999 and received gross proceeds of $1,500,000. Of this figure, $200,000 was received by the Company in 1998, $510,000 between January 1999 and February 1999 and the remaining $790,000 was received by the Company in June 1999. With these proceeds and anticipated cash to be received from revenues, the Company believed it would have sufficient resources to provide for its planned operations for the next twelve months. However, there was a four month delay from mid-February to mid-June in receiving the balance of the private placement proceeds in the amount of $790,000 and a corresponding delay in launching the Company's marketing campaign, which resulted in a much lower than anticipated growth in the Company's revenues. As a result, during the delay the Company was forced to divert approximately $600,000 of the private placement proceeds to cover general and administrative expenses. The $600,000 was taken out of the $710,000 the Company had received from the private placement as of February 1999, which the Company had originally planned on using for marketing purposes. The remaining $110,000 of the private placement proceeds received as of February 1999 were used for web-site development, as originally planned.


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

The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of Common Stock for an aggregate of $1,500,000 of which $200,000 was received in 1998, $510,000 between January 1999 and February 1999 and $790,000 in June, 1999.With these proceeds and anticipated cash to be received from revenues, the Company believed it would have sufficient resources to provide for its planned operations for the next twelve months. However, there was a four month delay in receiving the balance of the private placement proceeds in the amount of $790,000 and a corresponding delay in launching the Company's marketing campaign, which resulted in a much lower than anticipated growth in the Company's revenues. As a result, during the delay the Company was forced to divert approximately $600,000 of the private placement proceeds to cover general and administrative expenses. The $600,000 was taken out of the $710,000 the Company had received from the private placement as of February 1999, which the Company had originally planned on using for marketing purposes. The remaining $110,000 of the private placement proceeds received as of February 1999 were used for web-site development, as originally planned.


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

                                    GENISYS RESERVATION SYSTEMS, INC.



 Date__August 4, 1999              /s/ Lawrence E. Burk
                                       Lawrence E. Burk
                                       President and Chief Executive Officer

Date__August 4, 1999              /s/ John H. Wasko
                                      John H. Wasko
                                      Secretary, Treasurer and
                                      Chief Financial Officer