Form 10KSB/A
period 1998-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-08-11
CIK 827100

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

                                        Commission File Number 0-29188

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

David W. Sass has been a Director since April, 1997 and has been a practicing attorney in New York City for the past 38 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also a director of Pallet Management Systems, Inc., a company engaged in the manufacture and repair of wooden pallets and other packaging services and a director of BarPoint.com, Inc., a company that will operate a patent pending search engine and software technology that allows consumers to search for product specific information on the internet and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law.

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


The Company completed a private placement of common stock in January 1999 and received gross proceeds of $1,500,000 of which $200,000 was received in 1998 and an additional $510,000 was received through March 31, 1999. With these proceeds, the anticipated cash to be received from revenue and the limited commitment to fund GEN 02, Inc., the Company believes that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time, the Company does not have any alternative plans to raise additional funds needed to market or complete development of its web site or to fund cash shortfalls should anticipated revenues not be achieved. It should be noted, that considerable uncertainty exists with regard to future revenues and cash flows. The Company is still in the developmental stage with limited revenues to date in a new market with rapidly changing technology. Future revenues and cash flows are subject to a wide range of possible outcomes.

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

The Company and UIT have restructured the transactions so that UIT will return to the Company 1,100,000 shares of the Company's Common Stock (retaining 900,000 shares that are not in violation of the NASDAQ Market Place Rule) and the Warrants. The Company will issue to UIT 1,100,000 shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock"), which Series B Preferred Stock is automatically convertible into 1,100,000 shares of the Company's Common Stock upon Shareholder approval of the issuance of the 1,100,000 shares of Series B Preferred Stock and the Warrants. The Series B Preferred Stock is non-voting stock and carries a mandatory dividend of $275,000, payable on September 30, 1999 and a mandatory quarterly dividend at the rate of $68,750 commencing with the quarter ended December 31, 1999. The mandatory dividend of $275,000 (accruing from October 1, 1998) is payable on September 30, 1999, if the Company has funds legally available for such purpose. State law prohibits the payment of a dividend if, as a result thereof, the Company would be unable to pay its debts as they become due in the usual course of its business or the Company's total assets would be less than its total liabilities. The Series B Preferred Stock has an additional mandatory dividend at the rate of 10% if any dividends are not paid when due, has a mandatory liquidation preference equal to $2.75 million plus accrued and unpaid dividends payable upon liquidation or dissolution of the Company and is senior over other classes of stock in respect of dividends or other distributions, including amounts payable upon dissolution or liquidation of the Company. Therefore, the total purchase in the UIT Transaction is 900,000 shares of the Company's Common Stock and 1,100,000 shares of the Companys

Series B Convertible Preferred Stock. If shareholders ratify the acquisition, the Series B Preferred Stock will automatically be converted into 1,100,000 shares of the Company's Common Stock and the Company will issues two warrants, each to purchase 800,000 shares of Common Stock, as outlined above
(See Note 7).






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

                               GENISYS RESERVATION SYSTEMS, INC.



August 11,  1999                         By:___________________
                                           Lawrence E. Burk
                                           President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_______________________                     President, Chief Executive Officer,         August 11, 1999
Lawrence E. Burk                                     and Director



_______________________                     Secretary, Treasurer, Chief Financial       August 11, 1999
John H. Wasko                                        Officer and Director



_______________________                     Chairman and Director                       August 11, 1999
Warren D. Bagatelle



________________________                    Director                                    August 11, 1999
Brian Shuster



________________________                    Director                                     August 11, 1999
David W. Sass



________________________                    Director                                     August 11, 1999
S. Charles Tabak


_______________________                     Director                                     August 11, 1999
Harry Shuster