Form 10QSB
period 1999-06-30
GENISYS RESERVATION SYSTEMS INC
filed 1999-08-16
CIK 827100

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

                      (For the Quarter ended June 30, 1999)

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

                                     Yes   No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 1999: 7,822,076 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

                                    Yes X No


                                 GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                               Development Stage Companies
                                                 CONSOLIDATED BALANCE SHEETS
                                                                                            June            December
                                                                                          30, 1999          31, 1998
                                                                                        -------------  -------------------
                                                                                        (unaudited)
                                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                            $738,367             $145,921
       Accounts receivable, less allowance for doubtful
         accounts of $49,000 (1999) and $15,000 (1998)                                        39,943               67,174
       Prepaid expenses                                                                       17,122                  835
                                                                                        -------------  -------------------
              Total Current Assets                                                           795,432              213,930

INVESTMENT IN, AND ADVANCES TO, GEN 02, INC.                                                 402,180              664,204

PROPERTY AND EQUIPMENT                                                                       105,797               91,400

COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
    RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                          2,339,874            2,376,265

OTHER ASSETS                                                                                 183,892               94,638
                                                                                        -------------  -------------------
                                                                                          $3,827,175           $3,440,437
                                                                                        =============  ===================



                                                                            LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of long-term debt                                                $356,673              $21,875
        Accounts payable and accrued expenses                                                532,721              208,509
        Accrued interest payable - related party                                             191,575              179,758
        Accrued Dividend payable                                                             206,250                    0
                                                                                        -------------  -------------------

                 Total current liabilities                                                 1,287,219              410,142
                                                                                        -------------  -------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       71,875               90,625
                                                                                        -------------  -------------------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
     Preferred Stock, $.0001 par value: 24,294,000 shares
          authorized: none oustanding
    Series A preferred stock, $.0001 par vlaue, 706,000 shares                                     -                    -
          authorized; Issued and outstanding 381,177 shares                                       38                   38
     Common Stock,  $.0001 par value;  75,000,000 shares authorized;  issued and outstanding 7,822,076 * shares (1999)
          and 6,913,965* shares (1998)                                                           782                  691
      Additional paid in capital                                                           9,865,898            8,518,558
      Deficit Accumulated During the Development Stage                                    (7,398,637)          (5,579,617)
                                                                                        -------------  -------------------

Total Stockholders Equity                                                                  2,468,081            2,939,670
                                                                                        -------------  -------------------


                                                                                          $3,827,175           $3,440,437
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

                                                               See Accompanying Notes to Consolidated Financial Statements



                                GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                            DEVELOPMENT STAGE COMPANIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                   (Unaudited)




                                                                                             Period from
                                                                                            March 7, 1994
                                                                                         (Commencement of
                        Six Months       Six Months     Three Months     Three Months       Development
                         Ended            Ended            Ended           Ended          Stage Activites) to
                      June 30, 1999    June 30, 1998    June 30, 1999   June 30, 1998        June 30, 1999


SERVICE REVENUES           $179,649        $ 29,874        $ 99,116         $ 15,053           $ 321,189


EXPENSES:
Cost of Service              57,175           47,214          25,876           27,549             236,445
General and Administrative
  Payroll                   399,242          384,919         209,350          190,793           2,360,628
  Professional Fees         363,703          151,192          87,324           84,540           1,313,225
  Travel & Entertainment     26,636           24,581          18,129           10,697             245,817
  Advertising & Promotion    30,014           44,686          24,612            8,762             232,762
  Other                     244,521          178,465         140,497           76,289           1,239,946
Depreciation and
  Amortization              301,371          196,077          79,713          100,045           1,189,379
Interest Expense (Income),
  net                         8,438           (3,001)          9,256           (10,327)            214,137
                          ---------        ----------       --------         ----------         ----------
                          1,431,100        1,024,133         594,757          488,348           7,032,339
                          ---------        ---------        --------         ---------          ---------
LOSS BEFORE EQUITY IN
 GEN 02, INC.            (1,251,451)        (994,259)       (495,641)        (473,295)         (6,711,150)

EQUITY IN LOSS OF
 GEN 02, INC.              (361,319)              0         (167,009)              0             (481,237)

NET (LOSS) INCURRED DURING
 THE DEVELOPMENT STAGE   ($1,612,770)       ($994,259)      ($662,650)       ($473,295)        ($7,192,387)
                         ============       ==========     ===========       ==========        ============
WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES OUTSTANDING  7,376,433        4,614,158       7,469,035        4,777,572           3,687,531
                           ----------       ----------      -----------      ----------        ------------
BASIC AND DILUTED LOSS PER
 COMMON SHARE                  ($0.22)          ($0.22)         ($0.09)          ($0.10)             ($1.95)
                           ===========       ==========      ==========        ==========         ===========


                       See Accompanying Notes to Consolidated Financial Statements

                                             GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                          DEVELOPMENT STAGE COMPANIES
                                              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                                 (Unaudited)
                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                   Additional      During the
                                   Common Stock*       Series A Preferred Stock    Paid-in      Development
                               Shares      Par Value      Shares     Par Value       Capital         Stage          Total
                               -------    ----------    --------     ---------     ---------     -------------      -----

BALANCE - DECEMBER 31, 1998    6,913,965         $691      381,177           38      $8,518,558    ($5,579,617)    $2,939,670

PROCEEDS FROM PRIVATE PLACEMENT
OF COMMON STOCK, NET OF EXPENSES 866,667           87            -            -       1,277,913          -          1,278,000

ISSUANCE OF STOCK UPON SAMMYS
TRAVEL WORLD ACQUISITION          36,600            4            -            -          54,896          -             54,900

COMMON STOCK ISSUED TO FORMER
  OFFICERS                         4,844            -            -            -          14,531          -             14,531
 PREFERRED STOCK DIVIDEND
   ACCRUED                                -            -            -            -               -       (206,250)      (206,250)
 NET LOSS                              -            -            -            -               -      (1,612,770)    (1,612,770)
                                  --------       ---------    --------      --------      -------    -----------    -----------
BALANCE AT JUNE 30, 1999         7,822,076        $ 782        381,177      $ 38      $9,865,898    ($7,398,637)    $2,468,081


*2,000,000 SHARES ISSUED ARE SUBJECT TO SHAREHOLDER APPROVAL (NOTE 3)
        See Accompanying Notes to Consolidated Financial Statements



                                               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                                                          Development Stage Companies
                                                         CONSOLIDTED STATEMENTS OF CASH FLOWS
                                                                 (UNAUDITED)
                                                                                                    Period From
                                                                                                    March 7, 1994
                                                                                                   (Commencement of
                                                                                                    Development Stage
                                                Six Months Ended           Six Months Ended        Activities to
                                                  June 30,1999               June 30, 1998             June 30,1999
                                                -----------------          -----------------       ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                        $(1,612,770)              $(994,259)                 $(7,192,387)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Equity in loss of GEN02, Inc.                    361,319                    -                         481,237
      Depreciation and amoritization                   301,371                    196,077                 1,169,768
      Contribution to capital of services rendered         -                      -                          49,600
      Changes in operating assets and liabilities
        Accounts receivable                             27,231                   (9,937)                    (40,849)
        Prepaid expenses                               (16,287)                  (14,002)                   (29,131)
        Deposits and other                             (58,497)                   3,945                    (127,181)
        Accounts payable and accrued expenses          325,979                  (13,981)                    707,736
                                                      ---------                  -------                   ---------
          Net cash flows from operating activities    (671,654)                 (832,157)                (4,981,207)
                                                      ---------                 ---------                 ----------
 CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software               (239,136)                  (189,922)                (1,789,118)
   Acquisition of Prosoft, Inc.                           -                         -                       (34,601)
   Acquisition of Sammy's Travel World                (54,900)                      -                       (54,900)
   Advances to GEN 02, Inc.                           (99,295)                      -                      (139,295)
           Net cash flows from investing activities  (393,331)                 (189,922)                 (2,017,914)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                              -                        -                      (171,326)
   Proceeds from public offering of common stock
     and warrants net of deferred offering costs           -                        -                     4,507,915
  Issuance of common stock for business acquisitions    54,900                      -                        92,400
   Contribution to capital - stockholder/officer           -                        -                       205,400
   Proceeds from issuance of notes payable            310,000                   9,652                     1,265,000
   Payments under computer equipment leases                -                  (42,541)                      (63,076)
   Proceeds from sale and lease-back                       -                        -                       294,644
   Proceeds from sale of common stock               1,292,531                       -                     1,602,531
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs             -                        -                       517,500
   Payments on 10% promissory notes                        -                        -                      (563,500)
  Other                                                    -                        -                        50,000
                                                    -----------              -----------                 ------------
         Net cash flows from financing activities   1,657,431                (32,889)                    7,737,488
                                                    -----------              -----------                 ------------
 NET CHANGE IN CASH AND EQUIVALENTS                    592,446             (1,054,968)                      738,367
CASH AND EQUIVALENTS, BEGINNING OF YEAR                145,921              2,207,841                            -
                                                    -----------              -----------                 ------------
CASH AND EQUIVALENTS, END OF PERIOD                   $738,367             $1,152,873                       $738,367
                                                    -----------              -----------                 ------------
SUPPLEMENTAL CASH FLOW INFORMATION
    Interest paid                                     $  -                 $   22,203                       $168,322
   Issuance of common stock fir UIT assets            $  -                   $    -                         $2,500,000
   Conversion of related party debt to common stock   $  -                 $    -                            $57,609
   Conversion of long-term debt to Series A Preferred
        Stock                                         $-                   $37,500                           $30,000
   Conversion of related party debt into Series A
       preferred stock                                $-                  $810,000                          $810,000
   Net assets exchanged for investment in GEN 02, Inc $-                  $   -                             $744,122
   Preferred Stock Dividend                           $206,250            $   -                             $206,250

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

                 As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not significant through the fiscal quarter ended June 30, 1999. Management of the Company expects the Internet travel business to be fully operational in mid 1999 and is planning to begin television marketing of the Company's products in September 1999. These efforts are expected to significantly increase revenues in 1999. The Company plans to continue an aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. The Company expects its operations to achieve break-even by the end of the second quarter of fiscal 2000. The Company has also begun to receive contingent payments from GEN 02 although these payments were not significant through the fiscal quarter ended June 30, 1999. The Company completed a private placement of common stock in January 1999 and received gross proceeds of $1,500,000. Of this figure $200,000 was received by the Company in 1998, $510,000 between January 1999 and February 1999 and the remaining $790,000 were received by the Company in June 1999. With these proceeds and anticipated cash to be received from revenues, the Company believed that it would have sufficient resources to provide for its planned operations for the next twelve months. However, there was a four month delay from mid February to mid June in receiving the balance of the private placement proceeds in the amount of $790,000 and a corresponding delay in launching the Company's marketing campaign, which resulted in a much lower than anticipated growth in the Company's revenues. As a result during the delay the Company was forced to divert approximately $600,000 of the private proceeds to cover general and administrative expenses. The $600,000 was taken out of the $710,000 the Company had received from the private placement as of February 1999, which the Company had originally planned on using for marketing purposes. The remaining $110,000 of the private placement proceeds received as of February 1999 were used for web-site development as originally planned.

                 As a result of these delays, the Company needs to raise an additional $725,000 to continue the launch of the Company's marketing campaign. Additionally, the Company is obligated by contract to pay a mandatory dividend in the amount of $275,000 to United Internet Technologies, Inc. on September 30, 1999 bringing the total amount of additional funds required to $1,000,000. The $1,000,000 in additional funds, if and when received, will be allocated as follows: $90,000 to continue upgrading and enhancing the web-site, $510,000 to complete development of a television infomercial and purchase media time; $125,000 for general working capital and $275,000 to pay the mandatory dividend. The Company is obligated to pay this dividend if funds are legally available for such purpose. State law prohibits the payment of a dividend if, as a result thereof, the Company would be unable to pay its debts as they become due in the usual course of its business or the Company's total assets would be less than its total liabilities. The Company is seeking to raise the additional funds, but if such funds are not available the Company will be forced to curtail its marketing campaign. In addition to the funding requirement stated above should the Company decide to purchase significant amounts of additional media time for the television infomercial, additional funds will be required. No assurance can be made that the Company will be able to raise any additional funds.

                  Additionally, as a result of the sale of the limousine reservation business to GEN 02, Inc., the Company has limited its post-December 31, 1998 cash outflow for the limousine reservation business to $135,000 (of which $95,000 was loaned to GEN02 as of June 30, 1999 pursuant to the Company's loan commitment to GEN 02, Inc.) As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in September 1999. Based upon estimates received from marketing consultants hired by the Company (which marketing consultants are not affiliated with the persons making the infomercial), test marketing of the infomercial is expected to produce 2,000 new independent travel consultants over a two month period, as well as commissions derived from the increased volume of travel booked by the independent travel consultants both of which will contribute to increased revenues.

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

                    The Company and UIT have restructured the transactions so that UIT will return to the Company 1,100,000 shares of the Company's Common Stock (retaining 900,000 shares that are not in violation of the NASDAQ Market Place Rule) and the Warrants. The Company will issue to UIT 1,100,000 shares of Convertible Series B Preferred Stock (the "Series B Preferred Stock"), which Series B Preferred Stock is automatically convertible into 1,100,000 shares of the Company's Common Stock upon Shareholder approval of the issuance of the 1,100,000 shares of Common Stock and the Warrants. The Series B Preferred Stock is non-voting stock and carries a mandatory dividend of $275,000 payable on September 30, 1999 and a mandatory quarterly dividend at the rate of $68,750 commencing with the quarter ended December 31, 1999. No dividend will be payable if the Shareholders approve the issuance of the 1,100,000 shares of Common Stock and the Warrants prior to June 30, 1999. The Company was not able to obtain such Shareholders approval and will therefore required to pay the dividend. The total purchase price in the UIT Transaction is 900,000 shares of the Company's Common Stock and 1,100,000 shares of the Company's Series B Convertible Preferred Stock. If shareholders ratify the acquisition, the Series B Convertible Preferred Stock will automatically be converted into 1,100,000 shares of the Company's Common Stock and the Company will issue two warrants, each to purchase 800,000 shares of Common Stock, as outlined above.

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

                   Accounting - For accounting purposes, the fair value of the shares has been allocated to the assets acquired based upon management's estimate of the relative fair values. No value has been placed on the warrants issued to UIT or on the contingent shares issuable to Sterling, as the value is contingent upon future earnings. When the contingency is resolved, the fair value of the warrants and shares will be treated as an additional cost of the acquisitions.

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

Note 5            Contingencies

                  On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies, and various related and unrelated parties seeking among other things a declaratory judgement that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer. (See note 4 Cancellation of Shares.)

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

Summarized information on Gen 02, Inc. for the three and six months ended June 30, 1999 is as follows:

                                                                   Six Months Ended              Three Months Ended
                                                                       June 30,                      June 30,
                                                                          1999                         1999

Revenues from external domestic customers                              $ 141,217                   $  68,311
                                                                        --------                    --------
Expenses:
    Cost of services                                                      41,829                     19,269
    General and administrative                                           249,855                    108,051
    Depreciation and amortization                                        210,852                    108,000
                                                                       ---------                   --------
                                                                         502,536                    235,320
                                                                       ---------                  ---------
         Net Loss                                                       $361,319                   $167,009
                                                                        ========                   ========


                                                                       June 30,
                                                                         1999

Current assets                                                         $  63,344

Property and equipment                                                   176,525

Computer software costs                                                  441,216

Other assets                                                              49,806
                                                                        ---------
                                                                        $730,891
                                                                        ========
Current liabilities                                                     $170,040

Due to Company and Transponet                                           144,020

Equity                                                                   409,831
                                                                        --------
                                                                        $730,891
                                                                        ========

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

                  In order to concentrate its resources and efforts on its NetCruise Internet Travel business, in November 1998 the Company agreed to sell the assets of the computerized limousine reservation and payment system to GEN 02, Inc. a company newly formed by a management group lead by Mark A. Kenny, a former director and founder of the Company. The Company owns a minority interest in the new company and will receive royalties on transactions processed by the new company for a period of five years.

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

                  The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the three and six month periods ended June 30, 1999 were $99,116 and $179,649 compared to $15,053 and $29,874 for the 1998 periods.

                  The corresponding cost of service for the three and six month periods ended June 30, 1999 were $25,876 and $57,175 compared to $27,549 and $47,214 for the1998 periods. The net loss for the three and six months period ended June 30, 1999 was $662,650 or $0.09 cents a share and $1,612,770 or $0.22 cents a share compared to a loss of $473,295 or $.10 cents a share and $994,259 or $0.22 cents a share for the 1998 periods. As reflected in the accompanying financial statements, the Company has incurred losses totaling $7,192,387 since inception and at June 30, 1999, had a working capital deficit of $491,787.

                  General and administrative expenses were $479,911 and $1,064,116 for the three and six month periods ending June 30, 1999 as compared to $371,081 and $783,843 for the 1998 periods. The primary reason for the difference between the two periods is an increase in legal and accounting expenses.

                  Costs  increases  for the three  months  ended  June 30,  1999 consist of payroll and payroll related costs ($18,557), consulting fees ($44,417), travel costs ($7,432), insurance costs ($21,395), marketing costs ($15,850) and other administrative costs ($42,813) while professional fees decreased $41,633 for the period.

                  Cost increases for the six months ended June 30, 1999 consist of payroll and payroll related costs ($14,323), consulting fees ($96,683), professional fees ($115,829), travel costs ($2,055), insurance costs ($20,383) and other administrative costs ($45,673) while marketing costs decreased $14,672.

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

                  During April 1999, the Company and a principal of Loeb Partners, Corp. signed two Promissory Notes each in the amount of $105,000, whereby the Company borrowed a total of $210,000. The Promissory Notes, which bear interest at 10% per annum, are payable on demand.

During April 1999, the Company and Warren D. Bagatelle, Managing Director of Loeb Partners, Corp. signed two Promissory Notes, each in the amount of $45,000, whereby the Company borrowed a total of $90,000. The Promissory Notes, which bear interest at 10% per annum, are payable on demand.

                  The budget cost of launching the Company's marketing campaign, which includes the development of a data base and networking capability, is expected to be approximately $1,342,000. Of such amount, approximately $198,000 was allocated to complete development of the web-site, which is currently operational. The Company intends to use $75,000 of the $198,000 to continue to enhance and upgrade the web-site. Such improvements will include providing additional features to the site, such as personal web pages for the independent travel consultants, chat capability, on-line accounting information for the independent travel consultants as well as client profiling. The Company expects to continue upgrading the web-site as appropriate. The reminder of the $1,342,000 will be used to produce a television video infomercial and purchase media time. The Company completed a private placement of common stock in January 1999 whereby it sold 1,000,000 shares of Common stock for an aggregate of $1,500,000 of which $200,000 was received in 1998, $510,000 between January 1999 and February 1999 and $790,000 in June 1999. With these proceeds and anticipated cash to be received from revenues, the Company believed it would have sufficient resources to provide for its planned operations for the next twelve months. However, there was a four month delay from mid February to mid June in receiving the balance of the private placement proceeds in the amount of $790,000 and a corresponding delay in launching the Company's marketing campaign, which resulted in a much lower than anticipated growth in the Company's revenues. As a result, during the delay the Company was forced to divert approximately $600,000 of the private placement proceeds to cover general and administrative expenses. The $600,000 was taken out of the $710,000 the Company had received from the private placement as of February 1999, which the Company had originally planned on using for marketing purposes. The remaining $110,000 of the private placement proceeds received as of February 1999 were used for web-site development as originally planned.

                  As a result of these delays, the Company needs to raise an additional $725,00 to continue the launch of the Company's marketing campaign. Additionally, the Company is obligated by contract to pay a mandatory dividend in the amount of $275,000 to United Internet Technologies, Inc. on September 30, 1999, bringing the total amount of additional funds to $1,000,000. The $1,000,000 in additional funds, if and when received, will be allocated as follows: $90,000 to continue upgrading and enhancing the web-site, $510,000 to complete development of a television infomercial and purchase media time; $125,000 for general working capital and $275,000 to pay the mandatory dividend. The Company is obligated to pay this dividend if funds are legally available for such purpose. State law prohibits the payment of a dividend if, as a result thereof, the Company would be unable to pay its debts as they become due in the usual course of its business or the Company's total assets would be less than its total liabilities. The Company is seeking to raise the additional funds, but if such funds are not available the Company will be forced to curtail its marketing campaign. In addition to the funding requirement stated above should the Company decide to purchase significant amounts of additional media time for the television infomercial, additional funds will be required. No assurance can be made that the Company will be able to raise any additional funds.

                  On June 30, 1999, the Company had cash of $738,367 and a working capital deficit of $497,537. As of November 5, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues have not been significant. Management of the Company expects the Internet travel business to be fully operational in mid 1999 and is planning to begin television marketing of the Company's products in September 1999. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 1999. Although the Company has also begun to receive contingent payments from Gen 02, these revenues have not been significant. The Company expects its operations to achieve break-even by the end of the second quarter of fiscal 2000.


PART II           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  Form 8-KA filed on July 6, 1999


SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         GENISYS RESERVATION SYSTEMS, INC.


Date_August 16, 1999                   ____________________________________
                                               Lawrence E. Burk
                                        President and Chief Executive Officer

Date_August 16, 1999                   ____________________________________
                                                     John H. Wasko
                                         Secretary, Treasurer and
                                           Chief Financial Officer