Form 10KSB/A
period 1998-12-31
GENISYS RESERVATION SYSTEMS INC
filed 1999-09-09
CIK 827100

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


The Company intends to complete a private placement of common stock in 1999 and receive gross proceeds of $1,500,000 of which $200,000 was received in 1998. With these proceeds, the anticipated cash to be received from revenues and the limited commitment to fund GEN 02, Inc., the Company believes that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time, the Company does not have any alternative plans to raise additional funds needed to market or complete development of its web site or to fund cash shortfalls should anticipated revenues not be achieved. It should be noted, that considerable uncertainty exists with regard to future revenues and cash flows. The Company is still in the developmental stage with limited revenues to date in a new market with rapidly changing technology. Future revenues and cash flows are subject to a wide range of possible outcomes.

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

                               GENISYS RESERVATION SYSTEMS, INC.



September 7,  1999                         By:___________________
                                           Lawrence E. Burk
                                           President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



_______________________                     President, Chief Executive Officer,         September 7, 1999
Lawrence E. Burk                                     and Director



_______________________                     Secretary, Treasurer, Chief Financial       September 7, 1999
John H. Wasko                                        Officer and Director



_______________________                     Chairman and Director                        September 7, 1999
Warren D. Bagatelle



________________________                    Director                                      September 7, 1999
Brian Shuster



________________________                    Director                                      September 7, 1999
David W. Sass



________________________                    Director                                      September 7, 1999
S. Charles Tabak


_______________________                     Director                                      September 7, 1999
Harry Shuster