Form 10QSB
period 1999-09-30
GENISYS RESERVATION SYSTEMS INC
filed 1999-11-10
CIK 827100

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

                   (For the Quarter ended September 30, 1999)

                         Commission File Number 1-29188

                      netcruise.com, inc. and subsidiaries
                  (Formerly Genisys Reservation Systems, Inc.)
                        _______________________
             (Exact Name of registrant as specified in its charter)

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of September 30, 1999: 7,822,076 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

                                    Yes X No





                                                                                         September          December
                                                                                          30, 1999          31, 1998
                                                                                        -------------  -------------------
                                                                                        (unaudited)
                                                                 ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                            $144,969             $145,921
       Accounts receivable, less allowance for doubtful
         accounts of $49,000 (1999) and $15,000 (1998)                                        11,721               67,174
       Prepaid expenses                                                                       16,461                  835
                                                                                        -------------  -------------------
              Total Current Assets                                                           173,151              213,930

INVESTMENT IN, AND ADVANCES TO, GEN 02, INC.                                                 272,587              664,204

PROPERTY AND EQUIPMENT                                                                       116,931               91,400

COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
    RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                          2,283,912            2,376,265

OTHER ASSETS                                                                                 144,457               94,638
                                                                                        -------------  -------------------

                                                                                          $2,991,038           $3,440,437
                                                                                        =============  ===================



                                                                            LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of long-term debt                                                $365,550              $21,875
        Accounts payable and accrued expenses                                                541,509              208,509
        Accrued interest payable - related party                                             201,081              179,758
        Accrued Dividend payable                                                             275,000                    0
                                                                                        -------------  -------------------

                 Total current liabilities                                                 1,383,140              410,142
                                                                                        -------------  -------------------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                       62,500               90,625
                                                                                        -------------  -------------------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
     Preferred Stock, $.0001 par value: 24,294,000 shares
          authorized: none oustanding
    Series A preferred stock, $.0001 par vlaue, 706,000 shares                                     -                    -
          authorized; Issued and outstanding 381,177 shares                                       38                   38
     Common Stock, $.0001 par value; 75,000,000 shares
          authorized; issued and outstanding 7,822,076  shares (1999)
          and 6,913,965 shares (1998)                                                            782                  691
      Additional paid in capital                                                           9,865,898            8,518,558
      Deficit Accumulated During the Development Stage                                    (8,321,320)          (5,579,617)
                                                                                        -------------  -------------------

Total Stockholders Equity                                                                  1,545,398            2,939,670
                                                                                        -------------  -------------------


                                                                                          $2,991,038           $3,440,437
                                                                                        =============  ===================


                                                               See Accompanying Notes to Consolidated Financial Statements






                                                                                                         Period from
                                                                                                        March 7, 1994
                                                                                                       (Commencement of
                                     Nine Months     Nine Months     Three Months     Three Months       Development
                                        Ended           Ended            Ended           Ended       Stage Activites) to
                                    Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1999   Sept. 30, 1998     Sept. 30, 1999


                                          $238,468        $ 52,002        $ 58,819         $ 22,128            $ 380,008



                                            84,246          111,490          27,071           64,276              263,516

Payroll                                    631,746          602,272         232,504          217,353            2,593,132
Professional Fees                                           219,544         158,599           68,353            1,471,824
Travel & Entertainment                                       49,731             366           25,150              246,183
Advertising & Promotion                                      58,239          22,856           13,553              255,618
Other                                      388,103          275,387         143,582           96,921            1,383,528
                                           460,859          397,091         159,488          201,014            1,348,867
                                           14,645           (18,462)         6,207           (15,461)             220,344
                                         2,181,773        1,695,292         750,673          671,159            7,783,012

                                        (1,943,305)      (1,643,290)       (691,854)        (649,031)          (7,403,004)

                                          523,398                0         162,079                0              643,316


                                       ($2,466,703)     ($1,643,290)      ($853,933)       ($649,031)         ($8,046,320)



                                         7,524,434        4,961,089       7,822,076        5,655,594            3,875,094


                                            ($0.33)          ($0.33)         ($0.11)          ($0.11)              ($2.08)



                                                        See Accompanying Notes to Consolidated Financial Statements



                                                                                                               Deficit
                                                                                                               Accumulated
                                                                                               Additional      During the
                                              Common Stock          Series A Preferred Stock    Paid-in        Development
                                             Shares  Par Value      Shares     Par Value       Capital         Stage          Total


BALANCE - DECEMBER 31, 1998               6,913,965      $691       381,177     $38           $8,518,558    ($5,579,617)  $2,939,670

PROCEEDS FROM PRIVATE PLACEMENT
OF COMMON STOCK, NET OF EXPENSES            866,667        87            -       -             1,277,913          -        1,278,000

ISSUANCE OF STOCK UPON
SAMMYS TRAVEL WORLD
ACQUISITION                                 36,600          4            -       -                54,896          -          54,900

COMMON STOCK ISSUED TO FORMER OFFICERS       4,844          -            -       -                14,531          -          14,531
PREFERRED STOCK DIVIDEND ACCRUED               -            -            -       -                  -        (275,000)     (275,000)
NET LOSS                                       -            -            -       -                  -      (2,466,703)   (2,466,703)

BALANCE AT SEPTEMBER 30, 1999            7,822,076        $ 782      381,177    $ 38          $9,865,898  ($8,321,320)   $1,545,398



                                              See Accompanying Notes to Consolidated Financial Statements





                                                                                                    Period From
                                                                                                  March 7, 1994
                                                                                                (Commencement of
                                                                                                Development Stage
                                                       Nine Months Ended   Nine Months Ended      Activities to
                                                       September 30,1999   September 30,1998    September 30,1999
                                                       ------------------  -------------------  ------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                 $ (2,466,703)        $ (1,643,290)       $ (8,046,320)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Equity in loss of GEN02, Inc.                              523,398                    -             643,316
      Depreciation and amoritization                             460,859             397,091            1,348,867
      Contribution to capital of services rendered                  -                  -                   49,600
      Changes in operating assets and liabilities
        Accounts receivable                                       55,453              (23,831)            (12,627)
        Prepaid expenses                                         (15,626)              (7,321)            (28,470)
        Deposits and other                                       (23,122)               4,934             (81,349)
        Accounts payable and accrued expenses                    345,498               47,521             697,187
                                                       ------------------  -------------------  ------------------
          Net cash flows from operating acctivities           (1,120,243)          (1,224,896)          5,429,796
                                                       ------------------  -------------------  ------------------


CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                          (351,459)            (293,281)         (1,901,441)
   Acquisition of Prosoft, Inc.                                    -                     -                (34,601)
   Acquisition of Sammy's Travel World                           (54,900)                -                (54,900)
   Advances to GEN 02, Inc.                                     (131,781)                -               (171,781)
                                                       ------------------  -------------------  ------------------
           Net cash flows from investing activities             (538,140)            (293,281)         (2,162,723)
                                                       ------------------  -------------------  ------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of long-term debt                                      -                   9,652             (171,326)
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                 -                    -               4,507,915
  Issuance of common stock for business acquisitions              54,900                -                  92,400
   Contribution to capital - stockholder/officer                   -                    -                 205,400
   Proceeds from issuance of notes payable                       310,000             (93,195)           1,265,000
   Payments under computer equipment leases                        -                    -                 (63,076)
   Proceeds from sale and lease-back                               -                    -                 294,644
   Proceeds from sale of common stock                          1,292,531                -               1,602,531
   Proceeds from issuance of 10% promissory notes
      and related warrants, less related costs                     -                    -                 517,500
   Payments on 10% promissory notes                                -                    -                (563,500)
  Other                                                            -                    -                  50,000
                                                       ------------------  -------------------  ------------------
          Net cash flows from financing activities             1,657,431              (83,543)          7,737,488
                                                       ------------------  -------------------  ------------------


NET CHANGE IN CASH AND EQUIVALENTS                                  (952)          (1,601,720)            144,969
CASH AND EQUIVALENTS, BEGINNING OF YEAR                          145,921            2,207,841                 -
                                                       ------------------  -------------------  ------------------
CASH AND EQUIVALENTS, END OF PERIOD                            $ 144,969            $ 606,121           $ 141,969
                                                       ------------------  -------------------  ------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                     $ -             $ 29,000           $ 168,322
                                                       ------------------  -------------------  ------------------
   Issuance of common stock for UIT assets              $        -           $      2,500,000         $ 2,500,000
                                                       ------------------  -------------------  ------------------
   Conversion of related party debt to common stock     $                   $      -                  $    57,609
                                                       ------------------  -------------------  ------------------
   Conversion of long-term debt to Series A Preferred
       Stock                                            $        -          $          37,500         $    30,000
                                                       ------------------  -------------------  ------------------
   Conversion of related party debt into Series A
       preferred stock                                  $        -          $         810,000         $   810,000
                                                       ------------------  -------------------  ------------------
   Net assets exchanged for investment in GEN 02, Inc   $        -          $            -            $   744,122
                                                       ------------------  -------------------  ------------------
   Preferred Stock Dividend                             $       275,000     $            -            $   275,000
                                                       ------------------  -------------------  ------------------
                                                       See Accompanying Notes to Financial Statements

                                                  5



                      netcruise.com, inc. and subsidiaries
                           DEVELOPMENT STAGE COMPANIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)



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

                 As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not significant through the fiscal quarter ended September 30, 1999. Management of the Company expects the Internet travel business to be fully operational in by the end of 1999 and is planning to begin television marketing of the Company's products in January 2000. These efforts are expected to significantly increase revenues in 2000. The Company plans to continue an aggressive marketing campaign as well as expand its network of travel consultants throughout 2000. The Company expects its operations to achieve break-even by the end of the second quarter of fiscal 2000. The Company has also begun to receive contingent payments from GEN 02 although these payments were not significant through the fiscal quarter ended September 30, 1999. The Company completed a private placement of common stock in January 1999 and received gross proceeds of $1,500,000. Of this figure $200,000 was received by the Company in 1998, $510,000 between January 1999 and February 1999 and the remaining $790,000 were received by the Company in June 1999. With these proceeds and anticipated cash to be received from revenues, the Company believed that it would have sufficient resources to provide for its planned operations for the next twelve months. However, there was a four month delay from mid February to mid June in receiving the balance of the private placement proceeds in the amount of $790,000 and a corresponding delay in launching the Company's marketing campaign, which resulted in a much lower than anticipated growth in the Company's revenues. As a result during the delay the Company was forced to divert approximately $600,000 of the private proceeds to cover general and administrative expenses. The $600,000 was taken out of the $710,000 the Company had received from the private placement as of February 1999, which the Company had originally planned on using for marketing purposes. The remaining $110,000 of the private placement proceeds received as of February 1999 were used for web-site development as originally planned.

                 Primarily as a result of these delays, the Company needs to raise an additional $975,000 to continue the launch of the Company's marketing campaign. Additionally, the Company was obligated by contract to pay a mandatory dividend in the amount of $275,000 to United Internet Technologies, Inc. on September 30, 1999 bringing the total amount of additional funds required to $1,250,000. The $1,250,000 in additional funds, if and when received, will be allocated as follows: $90,000 to continue upgrading and enhancing the web-site, $400,000 to complete development of a database and networking capability, $360,000 to complete development of a television infomercial and purchase test media time; $125,000 for general working capital and $275,000 to pay the mandatory dividend. The Company is obligated to pay this dividend if funds are legally available for such purpose. State law prohibits the payment of a dividend if, as a result thereof, the Company would be unable to pay its debts as they become due in the usual course of its business or the Company's total assets would be less than its total liabilities. The Company is seeking to raise the additional funds, but if such funds are not available the Company will be forced to curtail its marketing campaign. In addition to the funding requirement stated above should the Company decide to purchase significant amounts of additional media time for the television infomercial, additional funds will be required. No assurance can be made that the Company will be able to raise any additional funds.

                  Additionally, as a result of the sale of the limousine reservation business to GEN 02, Inc., the Company has limited its post-December 31, 1998 cash outflow for the limousine reservation business to $175,000 (of which $172,000 was loaned to GEN02 as of September 30, 1999 pursuant to the
Company's loan commitment to GEN 02, Inc.) As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in January 2000. Based upon estimates received from marketing consultants hired by the Company (which marketing consultants are not affiliated with the persons making the infomercial), test marketing of the infomercial is expected to produce in excess of 2,000 new independent travel consultants over a two month period, as well as commissions derived from the increased volume of travel booked by the independent travel consultants both of which will contribute to increased revenues.

                  On August 17, 1999, the Company was informed that the Nasdaq Listings Qualifications Panel has de-listed the Company's securities from The Nasdaq Stock Market effective with the close of business on August 17, 1999. The reason for the de-listing was that the Company failed to meet net-tangible assets of $2,550,000 on a pro-forma basis as of May 31, 1999, which standard is higher than the customary maintenance requirement established for continued listing on The Nasdaq Stock Market. The Higher standard was established by The Nasdaq Listing Qualification Panel in connection with a hearing previously held concerning the Company's listing on The Nasdaq Stock Market.

                  The Company intends to appeal the decision of the Nasdaq Listing Qualification Panel to The Nasdaq Listing and Hearing Review Counsel and in connection with that appeal will demonstrate that the Company meets the higher standard by reason of conversion of debt to equity and certain other matters. The Company has been advised by representatives of The Nasdaq Listing and Hearing Review Counsel that a hearing may not be held earlier than February 2000. The Company plans to take all necessary steps to have the Company's securities re-instated on The Nasdaq Stock Market.

                  Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" include elsewhere herein for additional information.






                  Note 3            Acquisition

                    Net Cruise - As of June 30, 1998, the Company's newly formed subsidiary, NetCruise Interactive, Inc. ("NetCruise") acquired computer software, a technology license and related assets from UIT in exchange for 2,000,000 shares of the Company's stock and two warrants ("Warrants"). Subsequently, the Company was advised that because the issuance of 2,000,000 shares and warrants exceeded 20% of the Issued and outstanding shares, shareholder approval was required by a NASDAQ rule. At the Annual Meeting of Shareholder held on October 13, 1999, the shareholders ratified the acquisition of the assets and approved the issuance of 1,100,000 shares of Common Stock and two stock purchase warrants.

In February 1999, the Company acquired Sammy's Travel World. Inc. a travel agency for 36,600 shares of common stock valued at $1.50 per share ($54,900).

                   Pro forma results assuming the acquisitions had occurred as of January 1, 1998 have not been presented, as the acquisition of Sammy's was not deemed significant and the acquisition of assets from UIT was not of a business.


Note 4 -            Contingencies
                    -------------

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

                  On April 17, 1997, the officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies, and various related and unrelated parties seeking among other things a declaratory judgement that the former officer is the owner of the 333,216 shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided and for unspecified compensatory and punitive damages. The Company believes that the plaintiff's claims are without merit and intends to vigorously defend the action and to assert numerous defenses and counterclaims in its answer. Pending return of the shares, they are considered outstanding for all periods presented herein.

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


Note 5            Exchange of Assets

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

Summarized information on Gen 02, Inc. for the three and six months ended September 30, 1999 is as follows:

                                                                   Nine Months Ended            Three Months Ended
                                                                     September 30,                 September 30,
                                                                          1999                        1999

Revenues from external domestic customers                              $ 204,957                    $  63,740
                                                                       ---------                    ---------

Expenses:
    Cost of services                                                      73,969                      32,140
    General and administrative                                           345,830                      95,975
    Depreciation and amortization                                        308,556                      97,704
                                                                         -------                  ----------
                                                                         728,355                     225,819
                                                                       ---------                  ---------
         Net Loss                                                       $523,398                    $162,079
                                                                        --------                    --------


                                                                  September 30, 1999

Current assets                                                         $  44,280

Property and equipment                                                   133,378

Computer software costs                                                  282,291

Other assets                                                              48,922
                                                                        $508,871

Current liabilities                                                     $186,098

Due to Company and Transponet                                            183,021

Equity                                                                   139,752
                                                                        $508,871



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

                  The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the three and nine month periods ended September 30, 1999 were $58,819 and $238,468 compared to $22,128 and $52,002 for the 1998 periods.

                  The corresponding cost of service for the three and nine month periods ended September 30, 1999 were $27,071 and $84,246 compared to $64,276 and $111,490 for the1998 periods. The net loss for the three and nine month period ended September 30, 1999 was $853,933 or $0.11 cents a share and $2,466,703 or $0.33 cents a share compared to a loss of $649,031 or $.11 cents a share and $1,643,290 or $0.33 cents a share for the 1998 periods. As reflected in the accompanying financial statements, the Company has incurred losses totaling $8,046,320 since inception and at September 30, 1999, had a working capital deficit of $1,209,989.

                  General and administrative expenses were $557,908 and $1,622,023 for the three and nine month periods ending September 30, 1999 as compared to $421,332 and $1,205,173 for the 1998 periods. The primary reason for the difference between the two periods is an increase in legal and accounting expenses.

                  Costs increases for the three months ended September 30, 1999 consist of payroll and payroll related costs ($15,000), consulting fees
($10,000), insurance costs ($16,000), marketing costs ($9,000), other administrative costs ($17,000), professional fees ($80,000) and investment banking fees ($14,000) while travel and entertainment expenses decreased ($25,000) for the period.

                  Cost increases for the nine months ended September 30, 1999 consist of payroll and payroll related costs ($29,000), consulting fees ($107,000), professional fees ($196,000), insurance costs ($36,000), investment banking fees ($23,000) and other administrative costs ($53,000) while marketing costs decreased ($5,000) and travel and entertainment expenses decreased ($23,000).

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

                  Primarily as a result of these delays, the Company needs to raise an additional $975,00 to continue the launch of the Company's marketing campaign. Additionally, the Company was obligated by contract to pay a mandatory dividend in the amount of $275,000 to United Internet Technologies, Inc. on September 30, 1999, bringing the total amount of additional funds to $1,250,000. The $1,250,000 in additional funds, if and when received, will be allocated as follows: $90,000 to continue upgrading and enhancing the web-site, $400,00 to complete development of a database and networking capability, $360,000 to complete development of a television infomercial and purchase test media time; $125,000 for general working capital and $275,000 to pay the mandatory dividend. The Company is obligated to pay this dividend if funds are legally available for such purpose. State law prohibits the payment of a dividend if, as a result thereof, the Company would be unable to pay its debts as they become due in the usual course of its business or the Company's total assets would be less than its total liabilities. The Company is seeking to raise the additional funds, but if such funds are not available the Company will be forced to curtail its marketing campaign. In addition to the funding requirement stated above should the Company decide to purchase significant amounts of additional media time for the television infomercial, additional funds will be required. No assurance can be made that the Company will be able to raise any additional funds.

                  On September 30, 1999, the Company had cash of $144,969 and a working capital deficit of $1,209,989. As of November 5, 1998, the Company has begun to generate revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues have not been significant. Management of the Company expects the Internet travel business to be fully operational in by the end of 1999 and is planning to begin television marketing of the Company's products in January 2000. These efforts are expected to significantly increase revenues. The Company plans to continue the aggressive marketing campaign as well as expand its network of travel consultants throughout 2000. Although the Company has also begun to receive contingent payments from Gen 02, these revenues have not been significant. The Company expects its operations to achieve break-even by the end of the second quarter of fiscal 2000.









PART II           OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

                  At the Annual Meeting of Shareholders of the Company held on October 13, 1999 there were present in person or by proxy 5,358,238 shares of Common and 381,177 shares of Series A preferred stock representing in excess of the majority of the issued and outstanding stock entitled to vote. The following items of business were conducted in the meeting.

                  1. Five directors were elected by the holders of an excess of the majority of outstanding shares as follows:

                  Name                      Votes in Favor                      Votes Opposed

             Lawrence E. Burk                   5,250,667                           109,071
             John H. Wasko                      5,253,944                           110,794
             David W. Sass                      5,254,167                           110,571
             S. Charles Tabak                   5,252,167                           112,571
             Warren D. Bagatelle                5,238,079                           126,659

                  2. The proposal to approve the ratification of the acquisition of assets from United Leisure Interactive, Inc. ("UIT") and approve the issuance of 1,100,000 shares of Common Stock and two stock purchase warrants to UIT was approved by the holders of an excess of the majority of the outstanding shares voted as follows:

                  Votes in Favor                     Votes Opposed              Unvoted

                   3,236,549                         59,098                     32,918

                  3.  The   proposal  to  ratify  the  sale  of  the   limousine
reservations  systems business to GEN02 was approved by the holders of an excess of the majority of the outstanding shares voted as follows:

                  Votes in Favor                     Votes Opposed              Unvoted

                      2,872,709                            87,005               368,851

                  4. An Amendment to Article FIRST of the Company's Certificate of Incorporation to change the name of the Company to netcruise.com, inc. was approved by the holders of an excess of the majority of the outstanding shares voted as follows:

                  Votes in Favor                     Votes Opposed              Unvoted

                     5,325,516                              12,776              21,442

                  5. An amendment to Article FOURTH of the Company's Certificate of Incorporation to restate the provisions relating to the Company's authorized
Common and Preferred Stock as they relate to dividends and liquidation preferences to correct certain inconsistencies was approved by the holders of an excess of the majority of the outstanding shares voted as follows:



                  Votes in Favor                     Votes Opposed              Unvoted

                     3,159,177                              79,035              90,353

                  6. The proposal to approve the ratification of the appointment of Wiss & Company, LLP as auditors of the Company was approved by the holders of an excess of the majority of the outstanding shares voted as follows:

                  Votes in Favor                     Votes Opposed              Unvoted

                     5,329,017                               8,329              22,292



ITEM 6.  Exhibits and Reports on Form 8-K

                  Form 8-KA filed on July 6, 1999




SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         netcruise.com, inc.


Date: November 10, 1999                 By: /s/ Lawrence E. Burk
                                          President and Chief Executive Officer

Date: November 10, 1999                 By: /s/ John H. Wasko
                                          Secretary, Treasurer and
                                           Chief Financial Officer