Form 10KSB
period 1999-12-31
NETCRUISE COM INC
filed 2000-03-30
CIK 827100

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

                   For the fiscal year ended December 31, 1999
                                       or
             Transitional Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934
                        For the transition period from to
                       Commission File Number 033-19522-NY

                               netcruise.com, inc.
                               -------------------
                     (formerly Genisys Reservation Systems,
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

Registrantss.s telephone number, including area code: (908) 810-8767 Securities registered pursuant to Section 12(b) of the Act: NONE Securities registered pursuant to Section 12(g) of the Act:
                    Common Stock, par value $.0001 per share
                           Class A Redeemable Warrants
                           Class B Redeemable Warrants

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes - X No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

         State Issuers revenues for its most recent fiscal year. $297,199.

         State the aggregate market value of the voting stock held by non-affiliates of the registrant. The aggregate market value shall be computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within 60 days prior to the date of filing.
          $ 17,246,569 as of the close of business on March 27, 1999

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


                    APPLICABLE ONLY TO CORPORATE REGISTRANTS

         Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of the latest practicable date. The number of shares outstanding of the registrant's Common Stock as of March 26, 1999 was 21,161,384 shares.


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


1. Rule 424(b) Prospectus dated March 20, 1997 is incorporated by reference into Parts I, II and III

         3.1*    Registrant's Articles of Incorporation
         3.2*    Registrant's By-Laws
         4.1*    Form of Common Stock Certificate
         4.2*    Redeemable  Warrant  Agreement  with  Form of  Class A and
                 Class B Warrant
         4.3**   Redeemable  Class X and Class Y Warrant issued to Brian Shuster to purchase up to 200,00 shares of the Company's Common Stock.
         4.4**   Redeemable Class V and Class W  Warrant issued to United
                 Internet Technologies, Inc. to purchase up to 800,00 shares of the Company's Common Stock.
         9.1**   Copy of  Agreement  dated June 30,  1999  between the Company and United Internet Technologies, Inc., formerly known as United Leisure Interactive, Inc. relating to the purchase of a technology license and certain related assets.
         9.2***  Copy of Agreement  dated  November 6, 1998 between the Company and Corporate Travel Link, Inc., a wholly owned subsidiary of the Company, TranspoNet, Mark A. Kenny, Paul Murray and
                 Gen 02, Inc.,  relating to the sale of the Genisys Reservation
                 Systems business.
      10.21****  Subscription  Agreement dated March 1, 2000 between the Company and Joseph Perri.
      10.22****  Debt  Conversion  Agreement  dated  March 1, 2000  between  the
                 Company and Joseph Perri.
      10.23****  Agreement for purchase of NetCruise.com, Inc. common stock dated March 1, 2000 between Loeb Holding Corporation, as Agent, and Joseph Perri.
      10.24****  Anti-dilution  option agreement dated March 1, 2000 between the
                 Company and Joseph Perri.
      10.25****  Contingency  Agreement  dated March 1, 2000 between the Company and Joseph Perri.


All of the above referenced documents marked with an (*) are incorporated herein by reference to the Exhibit bearing the same number in the Registrant's Registration Statement on Form SB-2, File No. 333-15011.

All of the above referenced documents marked with an (**) are incorporated herein by reference to the Exhibits to the Company's Form 8-K dated March 26, 1998.

All of the above referenced documents marked with an (***) are incorporated by reference to the Exhibits to the Registrant's Form 10-KSB-A for the fiscal year ended December 31, 1998.

All of the above referenced documents marked with an (****) are incorporated by reference to the Exhibits to the Company's Form 8-K dated March 17, 2000.


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

         As of June 30, 1998, the Company, through NetCruise Interactive, Inc. (NetCruise), entered into an Asset Purchase Agreement with United Internet
Technologies f/k/a United Leisure Interactive, Inc., in which the Company acquired a technology license and certain related assets from United Internet Technology in exchange for 2,000,000 shares of the Companyss.s Common Stock and two warrants (Warrants), each entitling the holder to purchase 800,000 shares of the Common Stock of the Company (the UIT Transaction). One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

         The purchase of these assets has been recorded as of the date of purchase at the total purchase price of $2,500,000, which represents the fair value of the assets acquired. The purchase price allocated to the individual assets acquired, based on the estimated fair value at the date of the acquisition, is as follows: (i) $1,450,000 of computer software; (ii) $1,000,000 for the license to the Parallel Addressing Video Technology; (iii) $10,000 for the agreement between ITN and UIT and (iv) $40,000 for computer equipment. The purchase price consisted of 2,000,000 shares of the Company's Common Stock, which at the time of the purchase was trading at approximately $2.50 per share on The Nasdaq SmallCap Market. For accounting purposes the Company estimated the fair value of the shares at $2,500,000 since the shares were restricted. No goodwill resulted from this transaction, as no business was acquired.

              The Company was advised that the issuance of such securities caused the Company to inadvertently be in violation of a Nasdaq MarketPlace Rule because the issuance of the 2,000,000 shares and Warrants amounted to more than 20% of the issued and outstanding shares of the Company and were not approved by Shareholders as required by such Rule. Nasdaq advised the Company that the Company's Common Stock would be delisted as a result of such violation. The

Company requested a hearing on the delisting which was held on November 20, 1998. Nasdaq issued its written determination on January 12, 1999 to continue listing the Company's securities on The Nasdaq SmallCap Market pursuant to the following conditions: (i) the UIT transaction must be unwound in the event shareholders do not ratify the acquisition of the technology license and certain related assets from UIT and approve the issuance of 1,100,00 shares of Common Stock and two Stock Purchase Warrants to UIT; (ii) the Company must file a Definitive Proxy Statement with the Securities and Exchange Commission and Nasdaq on or before February 15, 1999; and (iii) the Company must submit documentation to Nasdaq on or before April 15, 1999 evidencing either the receipt of shareholder approval of the issuance of additional shares to UIT or the unwinding of the issuance of additional shares to UIT and purchase of a technology license and certain related assets from UIT. The Company received an extension from Nasdaq with respect to the deadlines to July 31, 1999.

         On November 5, 1998, the Company entered into an Asset Purchase Agreement with Sterling AKG Corp. d/b/a Sterling Travel, in which the Company purchased all the assets relating to Sterling's network of independent travel consultants for a total purchase price of 25,000 shares of the Company's Common Stock which, for accounting purposes, is being valued at $1.50 per share for an aggregate of $37,500, a price which the Company believes represents fair value. An additional 17,500 shares of the Company's Common Stock (Escrow Shares) will be held in escrow by counsel to the Company. If the Company does not achieve $3,000,000 of gross sales from the sale of travel services, including renewal fees from the Sterling Travel Consultants, over the initial twelve month period beginning on November 1, 1998 and ending on October 31, 1999, the Escrow Shares shall immediately be returned to the Company. If the Company achieves $3,000,000 of gross sales from Sterling Travel Consultants over the initial twelve month period as described herein, the Escrow Shares will be released by the Company. In December of 1999 management of the Company determined that even though the $3,000,000 of gross travel sales from the Sterling Travel Consultants was not achieved, it was in the best interest of the Company to release the 17,500 shares in return for Sterling AKG Corp. and Richard Gladstone executing a General Release for the Company and its directors, officers, employees, consultants, accountants, attorney, etc.

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

         On February 1, 1999 the Company acquired Sammy's Travel World, Inc., ("Sammy's") a full-service travel agency specializing in leisure and corporate travel and serving the New York City and northern New Jersey area with annual gross bookings of approximately $1,800,000. The purchase price for the acquisition was 36,600 shares of the Company's Common Stock which, for accounting purposes, is being valued at $1.50 per share or an aggregate of $54,900.

         As of June 30, 1998 NetCruise entered into an agreement to purchase a technology license and certain related assets from United Internet Technology, Inc. The Company determined to expand into the internet travel business for several reasons. Although the Company had begun to generate revenues, the Company found that many limousine providers were resisting the payment of commissions or fees in connection with bookings on the Company's system resulting in a much slower development of revenues for the Company than was originally anticipated. Management evaluated the cost of operations for a more extended period of time and determined that the Company's available funds would be better spent in other areas of the travel business and therefore determined to expand into the internet travel business.

         The Company and UIT agreed to restructure the transaction so that UIT would return to the Company 1,100,000 shares of the Company's Common Stock (retaining 900,000 shares that are not in violation of the Nasdaq Market Place
Rule) and the Warrants. The Company would issue to UIT 1,100,000 shares of Convertible Series B Preferred Stock (the Series B Preferred Stock), which Series B Preferred Stock is automatically convertible into 1,100,000 shares of the Company's Common Stock upon Shareholder approval of the issuance of the 1,100,000 shares of Common Stock and the Warrants. The Series B Preferred Stock would be non-voting stock and carry a mandatory dividend of $275,000, payable on September 30, 1999 and a mandatory quarterly dividend at the rate of $68,750 commencing with the quarter ended December 31, 1999. No dividend would be payable if the Shareholders approve the issuance of the 1,100,000 shares of Common Stock and Warrants prior to the time that the dividend is payable. If shareholders ratify the acquisition, the Series B Preferred Stock will automatically be converted into 1,100,000 shares of the Company's Common Stock and the Company will issue two warrants, each to purchase 800,000 shares of Common Stock, as outlined above. At the Annual meeting of Shareholders of the Company held on October 13, 1999, the shareholders approved ratification of the acquisition of the assets from UIT and the issuance of the 1,100,000 shares of Common Stock and the Warrants. However, since this approval was not received prior to September 30, 1999, the $275,000, mandatory dividend is payable to UIT

         On August 17, 1999, the Company was informed that the Nasdaq Listings Qualifications Panel has de-listed the Company's securities from the Nasdaq Stock Market effective with the close of business on August 17, 1999. The reason for the de-listing was that the Company failed to meet net-tangible assets of $2,550,000 on a pro-forma basis as of May 31, 1999, which standard is higher than the customary maintenance requirement established for continued listing on The Nasdaq Stock Market. The higher standard was established by The Nasdaq Listing Qualification Panel in connection with a hearing previously held concerning the Company's listing on The Nasdaq Stock Market.

         The  Company  has  appealed   the   decision  of  the  Nasdaq   Listing
Qualification Panel to the Nasdaq Listing and Hearing Review Counsel. The Company believes that it can demonstrate that the Company meets the higher standard by reason of conversion of debt to equity and certain other matters. The Company has been advised by representatives of the Nasdaq Listing and Hearing Review Counsel that a hearing may not be held earlier than February 2000 and the hearing has not yet been held as of the date of this report. The Company plans to take all necessary steps to have the Company's securities re-installed on The Nasdaq Stock Market.

General

         As a result of the UIT transaction, the Company acquired the internet travel web site called NetCruise and a perpetual, world-wide technology license for "Parallel Addressing Video Technology" for all travel related applications, along with all of the custom software, computer systems and intellectual properties. No royalty payments are required under the licensing agreement for the "Parallel Addressing Video Technology" and the license is exclusive as it relates to the technology as applied to the travel industry. UIT has retained the right to the technology for all other uses outside of the travel industry.
The  intellectual  property  acquired  consists of a license  for the  "Parallel
Addressing Video Technology" and a business plan premised on the idea of creating and establishing a network of independent travel consultants which is to be marketed to consumers and travel agents and which includes the NetCruise name, logo, trade-marks and service-marks. The company did not acquire the patent to the "Parallel Addressing Video Technology". Also included as part of the intellectual property was an agreement between UIT and Internet Travel Network of Palo Alto, CA which UIT transferred to the Company. This agreement provides for a private label site on the Internet Travel Network booking engine. The agreement which was to expire April, 1999, automatically renews for successive one year periods unless either party gives notice, no later than 30 days prior to the end of the period, of its intent not to renew. The Company has renewed this agreement under the terms and conditions of the original agreement. There is no cost associated with renewing the agreement. The ITN booking engine is essentially a world wide web based graphical user interface to the airline owned Apollo computerized reservation system. This technology allows a layperson with access to the internet to access the databases and pricing systems used by travel agents to research and procure air, car rental and hotel reservations. By private labeling this functionality, the Company is able to offer its travel consultants access to a leading travel system, while not having to expend the Company's capital resources which would be required to create its own access. The custom software acquired by the Company consists of a video player program

(called a ULI player) that permits the end user to view video files, a cruise database, a CD-ROM video disc database containing video images of travel-related information and miscellaneous commercially purchased software. The technological feasibility of the custom software was established at the time of the acquisition, as a working model of the custom software had been completed at that time. The Company formed NetCruise as a wholly owned subsidiary for the purpose of operating an internet travel business featuring the technology obtained through this acquisition.

         Although the Company only has a limited number of individuals who have subscribed to be independent travel consultants and therefore a limited number of internet travel customers, the Company intends to launch, through television advertising, an aggressive marketing campaign inviting the general public, along with existing travel agents, to become NetCruise travel consultants. The goal of the Company's marketing campaign is to encourage individuals to enroll as independent travel consultants by paying an annual fee to the Company. The independent travel consultants will then be able to make reservations either through the password protected section of the NetCruise web site or via telephone bookings with travel agents who work directly for NetCruise. Non-members who visit the non-password protected section of the NetCruise web-site (the Visitor's Section) shall have access to a portion of the site which contains general information about the Company, describes the independent travel consultant program and allows the public to request information or enroll as an independent travel consultant. To date, the Visitor's Section of the web-site is being used for demonstration to potential travel consultants. The password protected section, which is only accessible by company personnel and independent travel consultants using a password, allows independent travel consultants to see destinations in full motion video and stereo audio and to make hotel, air and car reservations as well as research vacation packages and cruise itineraries. The Company's independent travel consultants are currently not able to book vacation and cruise packages in an automated fashion through the web-site. In order to make these types of reservations, the independent travel consultant is instructed to contact the Company's service center, (operated through Sammy's Travel World, a wholly owned subsidiary of the Company) via toll-free telephone, fax or e-mail, whereby a live NetCruise travel agent will then make the vacation or cruise reservation. The Company intends to continually enhance its technology to automate the booking process for cruise and vacation reservations through its web-site. There can be no assurance, though, that the Company will be able to achieve the technological advancements necessary to automate the booking of cruise and vacation reservations.

           The Company believes it will be successful in encouraging people to pay the subscription fee and sign up as independent travel consultants because as an independent travel consultant individuals will have an opportunity to earn a commission on all reservations made by them. The internet web-site is currently operational and independent travel consultants can view videos and book car, air and hotel reservations directly through the web-site. The Company hopes to enroll both the general public and existing travel agents. The Company believes that there is an emerging trend in the travel industry, whereby individuals who are presently travel agents are leaving their salaried positions and moving into positions similar to that of an independent travel consultant with their own home based travel business. The Company believes that existing travel agents will be drawn to the opportunity to earn commissions, create their own flexible hours, maintain their client base and utilize their existing skills. Other advantages of a home based travel business are no commuting to an office, low overhead, no need to rent expensive airline owned computer reservation system equipment and personal travel benefits. However, there can be no assurance that the Companyss.s marketing strategy directed to existing travel agents will be successful. The Company, through a combination of direct response TV, print, radio, and web-based advertising, plans to offer individuals an opportunity to join NetCruise as independent travel consultants. Each new independent travel consultant will receive a start up kit containing a CD ROM library of video destinations; a marketing kit which includes a guide to marketing an at-home business, a training manual describing the travel industry, a welcome letter containing a password for the web site and an outline of NetCruise policies and procedures, as well as full-service support from the Company's live travel agents.

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

         The "Parallel Addressing Video Technology" provides zero-wait time, full motion video and stereo audio to the independent travel consultants interacting with the web-site. Unlike various forms of streaming video, live media and internet video broadcasts, this technology does not rely on bandwidth as the medium for delivery of video. UIT and its parent, ULC, developed this technology and filed for a patent in July 1997, which was issued on November 30, 1999 as United States Patent # 5996000. Although the general public will be able to access much of the site to obtain information and enroll as an independent travel consultant, the Company intends that only participating travel consultants who have paid a fee to the Company and received a password will be able to access the reservation area of the site.

         If at any point the individual requires additional expertise, a personal NetCruise travel agent will be available by phone to guide them through the process. On February 1, 1999 the Company acquired Sammy's Travel World, Inc., a full-service travel agency specializing in leisure and corporate travel and serving the New York City and northern New Jersey area with annual gross bookings of approximately $1,800,000. Bookings consists of the total dollar amount of airline tickets sold, cruises sold, and hotel and car reservations made. Sammy's will provide, when necessary, full service support via telephone to the Company's independent travel consultants. Sammy's is now a wholly owned subsidiary of the Company and has five (5) employees.

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


Employees

         The Company presently has 3 executive officers and 14 non-executive employees, including 5 employees of the Company's wholly-owned subsidiary. None of these employees is covered by a collective bargaining agreement. The Company utilizes several software and marketing consultants on a part-time basis. The company believes its personnel relations to be satisfactory.


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

         The properties have been leased from unaffiliated third parties. The Company is presently negotiating to lease an additional 1860 square feet of office space in the building it presently occupies.

Item 3.  Legal Proceedings

         A former officer of the Company filed a complaint on April 17, 1997 in the United States District Court of New Jersey against the Company, its wholly-owned subsidiary, Corporate Travel Link, Inc. ("Travel Link"), various officers and directors of both companies and other related and unrelated parties. Among other things, the complaint asked for the entry of a judgement declaring that the former officer was the owner of 333,216 shares of the Company's common stock, which had been issued to him at the inception of Travel Link for services he was to have provided. The lawsuit also sought an award of unspecified compensatory amd punitive damages. On February 17, 2000, the parties to the lawsuit entered a settlement agreement and mutually released each other from all claims which they might have had. The Company agreed to recognize the plaintiff as the owner of 293,216 shares of its common stock, and the plaintiff agreed to immediately sell 100,000 of those shares. With respect to the plaintiff's remaining 193,216 shares the Company agreed that if the plaintiff sells any of those remaining shares in the public securities markets in a reasonable manner relative to the market conditions at the time of sale and does not obtain a net sale price (after commission charges) of at least $2.25 per share, the Company will pay the plaintiff the difference between the net sales price actually received by him and the sum of $2.25 per share (the "Sale Price Difference") within 45 days after submission to the Company of appropriate documentation. The plaintiff also agreed that if the Company provides notice to him of a bona fide opportunity to sell all of his remaining shares of the common stock for not less than the net sale price of $2.25 per share and he does not promptly accept the offer, then the Company's obligation to pay the plaintiff the Sale Price Difference will be canceled.

         As security for the Company's obligation to pay the Sale Price Difference, the Company and Travel Link agreed that the plaintiff could file a $434,736 first lien security interest in their assets, which will be canceled when the Company's obligation to pay the Sale Price Difference is canceled or concluded.

         On December 23, 1997, an individual filed an action in the Superior Court of New Jersey against the Company and the former President and director of the Company, alleging that the former President and director of the Company induced such person to leave her place of employment to assume employment with the Company. The claim seeks monetary damages based upon an oral promise of employment allegedly made by the same officer of the Company. The former President and director has agreed to hold the Company harmless and indemnify the Company from any and all claims. On November 22, 1999, the parties to the lawsuit entered a settlement agreement whereby the Company agreed to pay the plaintiff the sum of $35,000 for which the Company received a General Release as well as a stipulation of Dismissal with Prejudice of the lawsuit. The Company filed for and was granted a summary Judgement with respect to the indemnification by the former President and director of the Company.


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


                                     Part II


Item 5. Market for the Registrantss.s Common Equity and Related Stockholder Matters.

Market Information

         Prior to 1998, the Companyss.s Common Stock was eligible to trade in the over-the counter market, however, the Company was unable to locate a quoted price for its stock. The Following table indicates the quarterly high and low bid prices for the last two years for the Companyss.s Common Stock.


                               Bid Price Bid Price
                                1999                   1998

   Quarter Ended             High     Low               High     Low
   -------------             ----     ---               ----     ---
   March 31                  6.75     3.125             3.5      2.125
   June 30                   3.8125   1.53125           3.937    2.375
   September 30              2.3125     .875            3.5      2.25
   December 31               1.125      .59375          4.125    2.75

         The foregoing prices were provided by National Quotation Bureau.

         Prior to August 18, 1999, the Companyss.s Common Stock, Class A Redeemable Warrants and Class B Redeemable Warrants traded on The NASDAQ Stock MarketSM under the symbols, NETC, NETCW and NETCZ respectively. Effective August 18, 1999, the foregoing trade on the OTC: BB under the same symbols.


Approximate Number of Equity Security Holders

                                                    Approximate Number of
                                                    Holders of Record as
              Title of Class                        of March 27, 2000
              --------------                         -----------------

              Common Stock,
              $.0001 par value                             1,100

         Included in the number of stockholders of record are shares held in nomine5/8 or street name.

Dividends

         The Company has never paid any cash dividends. The Company presently intends to retain any future earnings for use in its operations and, therefore, does not expect to pay cash dividends in the foreseeable future.


Item 6. Managementss.s Discussion and Analysis of Financial Condition and Results of Operations.

Comparison of Fiscal 1999 to Fiscal 1998

Revenues

         Prior to the sale of the limousine reservation business and the acquisition of the technology license and certain related assets from UIT, which is discussed below, the Company worked with travel agents and corporate travel departments by providing a computerized system for securing limousine reservations. The Company had created its own computerized system which was linked with the SABRE and Apollo computer reservation systems, two of the four major airline reservation systems. Limousine reservations made through the SABRE and Apollo computer reservation systems were relayed instantaneously to the Companyss.s computer and then to a service provider of the clients choice -- all without human intervention -- and an immediate limousine reservation was confirmed.

         As of June 30, 1998, NetCruise, Inc. ( a wholly owned subsidiary of the Company formed on July 21, 1998 for the purpose of operating an internet travel business) entered into an Agreement to purchase a technology license and certain related assets from United Internet Technology, Inc. The Company determined to expand into the internet travel business for several reasons. Although the Company had begun to generate revenues, the Company found that many limousine providers were resisting the payment of commissions or fees in connection with bookings on the Companyss.s system resulting in a much slower development of revenues for the Company than was originally anticipated. Management evaluated the cost of operations for a more extended period of time and determined that the Companyss.s available funds would be better spent in other areas of the travel business and therefore determined to expand into the internet travel business.

         On November 5, 1998, in order to augment the Companyss.s entry into the internet travel business, the Company entered into an Asset Purchase Agreement with Sterling AKG Corp., d/b/a Sterling Travel, in which the Company purchased all the assets relating to Sterlingss.s network of independent travel consultants.

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

         Initially revenues from the web-site will be derived from subscription fees of the independent travel consultants along with commissions received from bookings shared with the independent travel consultants. As the Company develops, management believes that the majority of the Companyss.s revenue will be derived from commissions earned from the sale of travel through the independent travel consultants. The Companyss.s business model is built around the sharing of commissions with the independent travel consultants generated from travel industry vendors such as airlines, hotels, car rental companies, resort properties, tour operators and cruise. The Company believes that commission sharing with the independent travel consultant, which ranges from 50% to 60% of the commissions received by NetCruise in connection with travel sales made by the independent travel consultant, is a key enticement for individuals to subscribe to become members. The subscription and annual renewal fee for the independent travel consultants is currently $95.00. While the Company believes it will benefit from its portion of the commission revenues generated, it also believes that significant revenues will be derived from other key areas such as annual subscription fees paid by its independent travel consultants, advertising through its web-site and incentive arrangements with travel vendors and travel related product vendors (in addition to its share of the standard travel commissions). However, a significant change in the prevailing commission structure in the travel industry could have a detrimental effect on the Companyss.s ability to attract and retain independent travel consultants and benefit from the other revenue sources listed above, which are substantially created through this core distribution system.

         The Company believes it will be successful in encouraging people to pay the subscription fee and sign up as independent travel consultants because as an independent travel consultant individuals will have an opportunity to earn a commission on all reservations made by them. Airlines, hotels, car rental companies, cruise lines, tour operators and other travel vendors will pay the Company commissions for all sales generated by the Company. Such commissions will be shared with the independent travel consultants. The Company, through a combination of direct response TV, print, radio, and web-based advertising, plans to offer individuals an opportunity to join NetCruise as independent travel consultants. Each new independent travel consultant will receive a start-up kit consisting of a CD ROM library of video destinations; a marketing kit which includes a guide to marketing an at-home business, a training manual describing the travel industry, a welcome letter containing a password for the web site and an outline of NetCruise policies and procedures and full-service support from the Companyss.s live travel agents.

         The Company has also begun to receive limited contingent payments from GEN O2 pursuant to the November 6, 1998 Acquisition Agreement whereby the Company sold all of the assets of its computerized limousine reservation and payment system to GEN O2.

         The   Companyss.s   revenues   to  date  have  not  been   significant.
Accordingly, the Company and its subsidiaries continue to be in the development stage.

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

Results of Operations

         As indicated above, revenues and related costs for fiscal 1999 differ from those of fiscal 1998, as revenues from the Companyss.s former computerized limousine reservation and payment system represented all of the Companyss.s revenues until November 5, 1998 and thereafter, all revenues relate to its internet travel business, with the exception of relatively minor contingent payments received from Gen02.

         The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the year ended December 31, 1999 were $275,426 compared to $115,677 for the year ended December 31, 1998. The corresponding cost of sales for fiscal 1999 was $119,249 compared to $154,278 for fiscal 1998. The net loss for the year ended December 31, 1999 was $3,406,717 or $.48 cents a share compared to a loss of $2,344,489 or $.42 cents a share for the year ended December 31, 1998. As reflected in the accompanying financial statements, the Company has incurred losses totaling $8,853,126 since inception and at December 31, 1999, had a working capital deficit of $856,295.

         General and administrative expenses were $2,103,586 for the year ended December 31, 1999 as compared to $1,652,363 for the year ended December 31, 1998. The primary reasons for the difference between the two years ended December 31, 1999 and December 31, 1998 are increased payroll costs and increases in legal and accounting expenses related to the Company efforts to gain approval of it's Proxy filed with the SEC.

         Payroll costs increased approximately $84,300 during the fiscal year ended December 31, 1999, due mainly to the acquisition of Sammy's Travel World. Other approximate cost increases during Fiscal 1999 consist of professional fees ($185,000), insurance ($38,700), and other administrative costs ($56,400) and consulting fees ($86,800). Professional and consulting fees for the year ended December 31, 1999 total $562,152. Such amount included attorneys fees of $226,587, accounting fees of $176,813 and consulting fees of $36,000 payable to Loeb Partners.

         Total revenues for the year ended December 31, 1998 were $115,677 compared to $25,863 for the year ended December 31, 1997. The corresponding cost of sales for fiscal 1998 was $154,278 compared to $24,992 for fiscal 1997. The net loss for the year ended December 31, 1998 was $2,344,489 or $.42 cents a share compared to a loss of $1,590,125 or $.39 cents a share for the year ended December 31, 1997. At December 31, 1998, the Company had a working capital deficit of $196,212.

         General and administrative expenses were $1,652,363 for the year ended December 31, 1998 as compared to $1,318,203 for the year ended December 31, 1997. The primary reasons for the difference between the two years ended December 31, 1998 and December 31, 1997 were increased payroll costs and increases in legal and accounting expenses related to the litigations.

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

         The Company conducted a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and developed an implementation plan to resolve the issue. All software currently being developed by the Company or through third party contractors is being written to be Year 2000 compliant. The Company, with the assistance of outside software contractors, changed its accounting system from non-compliant MAS-90 software to a compliant software system. Final implementation of fully tested and operational Year 2000 compliant systems was completed in the fourth quarter of 1999. The Companyss.s banks and lenders have communicated that they were Year 2000 compliant by the end of 1999. The Company experienced no year 2000 problems, however since it is possible that some Year 2000 problems might not surface until the end of each fiscal quarter of the new century, the Company is keeping a close watch for any potential problems.

Liquidity and Capital Resources

         The Companyss.s funds have principally been provided from Loeb Holding Corp. as escrow agent, Loeb Holding Corp., LTI Ventures Leasing Corporation, four private offerings and a public offering.

         In September 1995, December 1995 and January 1996 the Company entered into sale and lease-back arrangements whereby the Company sold the bulk of its computer hardware and commercially purchased software to a lessor for amounts totaling $295,000 and agreed to lease back such equipment for initial terms ranging from 24 to 30 months. Pursuant to the November 1998 exchange of assets for a 32.7% interest in GEN O2, Inc., the obligations under the sale and lease-back arrangements were assumed by GEN O2, Inc.

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

         During November 1999 and December 1999, the Company and Joseph Perri, a private investor, subsequently to become the controlling shareholder of the Company, signed two Secured Convertible Promissory Notes each in the amount of $100,000, whereby the Company borrowed a total of $200,000. The Notes, which bear interest at 8% per annum, are payable on November 4, 2000 and December 6, 2000 respectively and are convertible into restricted common stock of the Company at a conversion price of $0.10 per share.

         In December 1999, the Company completed a private placement whereby it sold 500,000 shares of restricted common stock for a aggregate price of $100,000 to an unaffiliated investor.

         During January 2000 and February 2000, the Company borrowed an additional $175,000 from Joseph Perri evidenced by three Convertible Promissory Notes in the amount of $50,000 dated January 7, 2000, $75,000 dated January 21, 2000 and $50,000 dated February 2, 2000. The Notes bear interest at 8% per annum, are payable one year from the date of execution of each note and are convertible into shares of restricted common stock of the Company at a conversion price of $0.20 per share.

         On March 6, 2000 the Company completed a private placement of its $.0001 par value common stock in a series of related transactions with Mr.
Joseph Perri, who is a private investor with interests in real estate, communications technology and Internet companies. Mr. Perri purchased 9,487,500 shares of the Company's common stock for a cash purchase price of $1,897,500 and converted $375,000 of outstanding Company debt held by him into 2,875,000 shares of common stock. In a separate transaction, Mr. Perri purchased an additional 299,508 shares of the Company's common stock held by a third-party investor for a cash purchase price of $74,877.

         Simultaneously with the private placement transaction, the Company paid $172,500 to third parties in full satisfaction of an additional $412,500 of its outstanding debt obligations.

         As a result of these transactions, Mr. Perri acquired a total of 12,662,008 issued and outstanding shares of the Company's common stock, or approximately 59.38% of the 21,161,384 total shares currently issued and outstanding, and the Company reduced its outstanding debt obligations $787,500.

         The Company also entered into two option agreements with Mr. Perri. One of the option agreements grants him the right to purchase an additional 4,625,000 shares of common stock for a cash purchase price of $600,000 in the event the Company does not enter into certain agreements, presently under discussion with another shareholder and it's affiliates, relating to contract interpretation issues and their holdings of debt and equity interests in the Company, on or before April 15, 2000. The other option agreement grants Mr. Perri the right to maintain his percentage interest in the issued and outstanding common stock of the Company by purchasing additional shares for a purchase price of $.20 per share in the event the Company sells or issues to third parties additional shares of its common stock or other securities convertible into its common stock.

         On December 31, 1999, the Company had cash of $145,921 and a working capital deficit of $856,295. The Company's internet travel business is now fully operational and management is planning to begin television marketing of the Companyss.s products in mid-2000. These efforts are expected to significantly increase revenues. The Company plans to initiate an aggressive marketing campaign as well as expand its network of travel consultants throughout 2000. Although the Company has also begun to receive contingent payments from GEN O2, these revenues have not been significant to date. The Company expects its operations to achieve break-even by the end of fiscal 2000. The Company completed a private placement of common stock in March 2000 whereby it sold 12,362,500 shares of Common Stock for an aggregate of $2,272,500. The Company estimates, including anticipated cash to be received from revenues and the proceeds of the recent private placement, that it will have sufficient resources to provide for its planned operations for the next twelve months. As the Company moves from the development stage to the operating stage of the internet travel business and initiates an aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in mid-2000. Test marketing of the infomercial is expected to produce 2,000 new independent travel consultants over a two month period. The subscription fees from the new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.

          Inflation is not expected to have any material effect on the Company.

Item 7.  Financial Statements and Supplementary Data.


         See Pages F-1 through F-18.


Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosures


         Not applicable



                                    PART III

Item 9.  Directors and Executive Officers of the Registrant

         The following table sets forth certain information with respect to each of the Companyss.s directors and executive officers.

  Name                                             Age           Position

Lawrence E. Burk                         58        President, Chief Executive Officer and Director

John H. Wasko                            61        Chief Financial Officer, Secretary, Treasurer
                                                   And Director

Kathleen M. Preziose                     42        Vice President of Operations

David W. Sass                            64        Director

S. Charles Tabak                         67        Director

The Company's Audit and Compensation Committees consist of Messrs. S. Charles Tabak and David W. Sass. All officers of the Company devote their full time to the Companyss.s business.

         Lawrence E. Burk joined the Company on June 23, 1997, as President, Chief Executive Officer, and Director following a 27 year career with Alexander & Alexander Services. From 1993 to early 1996, Mr. Burk served as Chairman and CEO of Alexander & Alexander, Inc., the U.S. Retail Subsidiary of A & A
Services, and from early 1996 until the companyss.s acquisition by AON Corporation in late 1996, Mr. Burk served as President and Chief Operating Officer of A & A International, the companyss.s global retail operation. Mr. Burk served on the companyss.s Global Retail Board from 1985; on A & A Services Operations Board from 1989; and on A & A Inc.'s Executive Committee and Operations Board from 1989. A & A was a NYSE listed Financial Services firm with revenues of over $1.3 billion. Mr. Burk has a B.A. degree in Economics from Southern Illinois University and is a member of the schools Advisory Board.

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

         Kathleen M. Preziose - Vice President of Operations, joined the Company in 1999. Ms. Preziose is a senior travel executive with over 20 years of travel industry experience. For the past 11 years, Ms. Preziose has been an independent travel industry consultant involved in the areas of travel operations, call center management, project management, and systems integration. Recent clients include Lands' End, Cendant Corporation, Disney Travel, RCI Travel and Cunard Cruise Lines. From 1977 to 1988, Ms. Preziose worked with Unites Airline's
Apollo Travel Systems in a variety of sales and management positions. Ms. Preziose studied communications at Temple University.

David W. Sass has been a Director since April, 1997 and has been a practicing attorney in New York City for the past 40 years and is currently a senior partner in the law firm of McLaughlin & Stern, LLP, securities counsel to the Company. Mr. Sass is also a director of Pallet Management Systems, Inc., a company engaged in the manufacture and repair of wooden pallets and other packaging services, a director of BarPoint, Inc., a company that will operate a patent pending search engine and software technology that allows consumers to use the standard UPC barcode to search for products specific information on the internet; an officer of Westbury Metals Group, Inc.., a company engaged in the refining of precious metals; an officer of Pioneer Commercial Funding Corp., a company (formerly) engaged as a mortgage warehouse lender and a member and Vice Chairman of the Board of Trustees of Ithaca College. Mr. Sass earned a B.A. from Ithaca College, a J.D. from Temple University School of Law and an L.L.M. (in taxation) from New York University School of Law.

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


Item 10.  Executive Compensation

         The following tabulation shows the total compensation paid by the Company for services in all capacities during the years ended December 31, 1999, 1998 and 1997 to the officers of the Company and total compensation for all Officers as a group for such period:

                           Annual Compensation                                  Long Term Compensation

                                                                                        Awards           Payout
                                                                                       Restricted
                                                                        Other                                        All
                                                                        Annual            Stock   Options  LTIP     Other
Name and                   Year     Salary           Bonus            Compensation      Awards   /SAR's  Payout   Compensation
--------                   ----     ------           -----    ------------      ------   ------  ------   ------------
Principal
Position                                                                (Mgmt. Fee)


Lawrence E. Burk           1999     $106,308$0       $0                 $0                $0      $0       $0         $0
President, & Chief         1998     $147,500$0       $0                 $0                $0      $0       $0         $0
Executive Officer          1997     $75,000(1)       $0                 $0                $0      $0       $0         $0

Joseph  Cutrona(2)         1999     $0               $0                 $0                 $0     $0       $0         $0
                           1998     $0               $0                 $0                 $0     $0       $0         $0
                           1997     $41,631          $0                $6,667              $0     $0       $0         $0

Mark A. Kenny (3)          1999     $0               $0                 $0                 $0     $0       $0          $0
                           1998     $88,462          $0                 $0                 $0     $0       $0          $0
                           1997     $64,231          $0                $28,967             $0     $0       $0          $0


John H. Wasko              1999     $74,616          $0       $0         $0                $0       $0     $0          $0
Chief Financial Officer,   1998     $80,000          $0       $0         $0                $0       $0     $0          $0
Secretary & Treasurer      1997     $81,247          $0       $20,000    $0                $0       $0     $0          $0


Kathleen M. Preziose       1999     $47,116(6)       $0       $0         $0                $0       $0       $0        $0
Vice President of          1998     $0               $0       $0         $0                $0       $0       $0        $0
Operations                 1997     $0               $0       $0         $0                $0       $0       $0        $0


Warren D. Bagatelle(7)     1999     $0               $0       $37,000(5)  $0               $0       $0        $0       $0
                           1998     $0               $0       $39,000(5)  $0               $0       $0        $0       $0
                           1997     $0               $0       $59,500(4)  $0               $0       $0        $0       $0

(1) Salary paid to Mr. Burk for the period June 23, 1997 thru December 31, 1997. Mr. Burkss.s annual salary is $150,000.

(2) As of May 12, 1997, Mr. Cutrona is no longer an employee, officer or Director of the Company.

(3) Mr. Kenny formerly was the Companyss.s Executive Vice President. He resigned as an employee and a Director of the Company as of November 6, 1998.

(4) Includes $51,000 of consulting fees paid to Loeb Partners Corporation of which Warren D. Bagatelle is Managing Director.

(5) Includes $36,000 of consulting fees paid to Loeb Partners Corporation of which Warren D. Bagatelle is Managing Director.

(6) Salary paid to Ms. Preziose for the period May 1, 1999 thru December 31, 1999. Ms. Preziose's annual salary is $80,000.

(7) Mr. Bagatelle formerly was Director and Chairman of the Company. He signed as a Director and Chairman of the Company effective December 31, 1999.


Item 11.  Security Ownership of Certain Beneficial Owners and Management

         The following tabulation shows the security ownership as of March 17, 2000 of (i) each person known to the Company to be the beneficial owner of more than 5% of the Companyss.s outstanding Common Stock, (ii) each Director and officer of the Company and (iii) all Directors and Officers as a group.

                                     NUMBER OF                         PERCENT
NAME & ADDRESS                      SHARES OWNED                      OF CLASS
--------------                      ------------                      --------

Joseph Perri
10 Whitwell Place
Staten Island, NY  10304           12,662,008                           58.29%

United Internet Technologies, Inc. (1)(5)
18081 Magnolia Avenue
Fountain Valley, CA 92708           2,000,000                            9.21%

John H. Wasko (2)
Netcruise.com, inc.
2401 Morris Avenue
Union, NJ 07083                        198,106                              *

Lawrence E. Burk (5)
Netcruise.com, inc.
2401 Morris Avenue
Union, NJ 07083                        334,231                             1.54%

Kathleen M. Preziose
Netcruise.com, inc.
2401 Morris Avenue
Union, NJ  07083                        30,386                           *

S. Charles Tabak (4)
ARC Medical Professional Personnel
36 Route 10W, Suite D
East Hanover, NJ 07936                   22,000                          *

David W. Sass (4) McLaughlin & Stern, LLP 260 Madison Ave. 18th Fl.
New York, NY 10016                       20,000                           *


All Officers and Directors
as a group (5 persons)                  604,723(6)                      2.78%
---------------------
* less than 1%

         (1) Does not include two Warrants, each entitling the holder to purchase 800,000 shares of Common Stock. One warrant is exercisable for 800,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6.00 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

         (2) Includes 19,362 shares of Common Stock owned of record by Joan E. Wasko, John Waskoss.s wife, of which Mr. Wasko disclaims beneficial ownership, but of which he may be deemed beneficial owner, a five (5) year option to purchase 60,000 shares of the Companyss.s Common Stock at a price of $1.50 per share granted to Mr. Wasko by the Company on November 15, 1999, 8,214 shares of Common Stock issuable upon conversion of Mr. Wasko's prorata share of a Convertible Note in the principal amount of $12,500 and warrants to purchase up to 93,864 and 16,666 shares of common stock at an exercised price of $0.50 per share issued on November 5, 1999 and March 10, 2000 respectively..

         (3) Includes a five (5) year option to purchase an aggregate of 200,000 shares of Common Stock at a price of $1.50 per share granted on November 15, 1999 and warrants to purchase up to 104,308 and 24,923 shares of common stock at an exercised price of $0.50 per share issued on November 5, 1999 and March 10, 2000 respectively.

         (4) Includes a five (5) year option to purchase 15,000 shares of Common Stock at a price of $1.50 per share granted on November 15, 1999.

          (5) Does not include two warrants issued in connection with the acquisition of assets from UIT, each entitling Mr. Brian Shuster, President of UIT to purchase 200,000 shares of the Companyss.s Common Stock. One warrant is exercisable for 200,000 shares at $2.50 per share and may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $5,000,000 for the years 1999, 2000 and 2001. The other warrant is exercisable for 200,000 shares at $6.00 per share an may be exercised between April 1, 2002 and June 30, 2002, but only if NetCruise achieves profits equal to or exceeding $10,000,000 for the years 1999, 2000 and 2001.

         (6)Includes a five (5) year option to purchase 20,000 shares of common stock at a price of $1.50 per share granted on November 15, 1999 and a five (5) year warrant to purchase up to 10,386 shares of common stock at an exercise price of $0.50 per share issued on November 5, 1999.

         (7) Includes all of the options granted to certain officers and directors pursuant to the foot notes numbered (1) through (6) above.


Item 12.  Certain Relationships and Related Transactions

              In  February  1995,  Loeb  Holding  Corporation,  as escrow  agent
(Loeb), for Warren D. Bagatelle, HSB Capital, trusts for the benefit of families of two principals of Loeb Holding Corporation and three unaffiliated individuals, agreed to loan the Company $500,000 evidenced by a series of Convertible Promissory Notes (Convertible Promissory Notes). In September, 1995, Loeb converted the Convertible Promissory Notes into 841,455 common shares of the Company and two Term Promissory Notes, one in the principal amount of $475,000 and the other in the principal amount of $25,000.

         On August 11, 1995, Robotic Lasers, Inc. acquired Travel Link by issuing 1,682,924 shares of restricted new Common Stock of the Company in exchange for the shares of the common stock of Travel Link owned by Joseph Cutrona, Mark A. Kenny and Steven E. Pollan, which represented all the issued and outstanding shares of common stock of Travel Link.

         On September 5, 1995 the Company entered into a three year consulting and investment banking agreement with Loeb Partners Corporation. Under the terms of the agreement the Company pays Loeb Partners Corporation $3,000 per month. Loeb Partners Corporation will also receive a fee for arranging private financing and acquisitions. This banking agreement has been extended by the Company for three (3) years on the same terms. Mr. Warren D. Bagatelle, a former Director and Chairman of the Company, is a Managing Director of Loeb Partners Corporation.

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

         On November 5, 1999, Lawrence E. Burk, John H. Wasko and Kathleen M. Preziose were issued Warrants to purchase shares of restricted Common Stock of the Company as full consideration of their having released the Company from it's obligation to pay them for accrued but unpaid compensation due them according to the following schedule.

o Each officer will be issued a warrant to purchase 2 shares of restricted common stock for each one dollar of unpaid compensation.

o Each Warrant is exercisable at $0.50 per share and may be exercised following the end of the salary resduction period. o Warrant exercise period of 5 years.

Pursuant to the above schedule, on November 5, 1999, Messrs. Burk, Wasko and Preziose were issued Warrants to purchase up to 104,308 shares, 93,841 shares and 10,386 shares respectively. On March 16, 2000, Messrs. Burk and Wasko were issued additional Warrants to purchase 24,923 shares and 16,666 shares respectively.

         On March 6, 2000 the Company completed a private placement of its $.0001 par value common stock in a series of related transactions with Mr.
Joseph Perri, who was a private investor with interests in real estate, communications technology and Internet companies. Mr. Perri purchased 9,487,500 shares of the Company's common stock for a cash purchase price of $1,897,500 and converted $375,000 of outstanding Company debt held by him into 2,875,000 shares of common stock. In a separate transaction, Mr. Perri purchased an additional 299,508 shares of the Company's common stock held by a third-party investor for a cash purchase price of $74,877. As a result of these transaction, Mr. Perri is now the controlling shareholder of the Company.

         Simultaneously with the private placement transaction, the Company paid $172,500 to third parties in full satisfaction of an additional $412,500 of its outstanding debt obligations.

         As a result of these transactions, Mr. Perri acquired a total of 12,662,008 issued and outstanding shares of the Company's common stock, or approximately 59.38% of the 21,161,384 total shares currently issued and outstanding, and the Company reduced its outstanding debt obligations $787,500.

         The Company also entered into two option agreements with Mr. Perri. One of the option agreements grants him the right to purchase an additional 4,625,000 shares of common stock for a cash purchase price of $600,000 in the event the Company does not enter into certain agreements, presently under discussion with another shareholder and it's affiliates, relating to contract interpretation issues and their holdings of debt and equity interests in the Company, on or before April 15, 2000. The other option agreement grants Mr. Perri the right to maintain his percentage interest in the issued and outstanding common stock of the Company by purchasing additional shares for a purchase price of $.20 per share in the event the Company sells or issues to third parties additional shares of its common stock or other securities convertible into its common stock.

          For the year ended December 31, 1999 the Company paid to the firm of McLaughlin & Stern, LLP the sum of $98,446 for legal services. Mr. Sass, a director of the Company, is a member of said firm.

         The Company believes that each of these transactions was entered into on terms at least as favorable to the Company as could have been obtained from unaffiliated third parties.


Item 13.  Exhibits, Financial Statement Schedules and Reports on Form 8-k

(a)      (1)  Financial Statements
              Included in Part II of this report:

              Balance Sheets - December 31, 1999 and 1998.

              Statements of Operations During the Development Stage - For the Period from Inception through December 31, 1999 and the Years Ended December 31, 1999 and December 31, 1998.

              Statements of Cash Flows - For the Period from Inception through December 31, 1999 and for the Years Ended December 31, 1999 and December 31, 1998.

              Statement of Changes in Stockholdersss. Equity - For the Years Ended December 31, 1999 and December 31, 1998.

              Notes to Financial Statements

         (2)  Exhibits

3.1* Registrantss.s Articles of Incorporation

3.2* Registrantss.s By-Laws

4.1* Form of Common Stock Certificate

4.2* Redeemable Warrant Agreement with Form of Class A and Class B Warrant

4.3** Redeemable Class X and Class Y Warrant issued to Brian Shuster to purchase up to 200,00 shares of the Company's Common Stock.

4.4**  Redeemable  Class  V and  Class  W  Warrant  issued  to  United  Internet
Technologies,  Inc. to purchase up to 800,00  shares of the  Companyss.s  Common
Stock.

9.1** Copy of  Agreement  dated June 30,  1999  between  the  Company and United
Internet Technologies,  Inc., formerly known as United Leisure Interactive, Inc.
relating to the purchase of a technology license and certain related assets.

9.2***  Copy of  Agreement  dated  November  6, 1998  between  the  Company  and
Corporate Travel Link, Inc., a wholly owned subsidiary of the Company, TranspoNet, Mark A. Kenny, Paul Murray and Gen 02, Inc., relating to the sale of the Genisys Reservation Systems business.

10.21****  Subscription  Agreement  dated March 1, 2000  between the Company and
Joseph Perri.

10.22**** Debt Conversion  Agreement dated March 1, 2000 between the Company and
Joseph Perri.

10.23**** Agreement for purchase of NetCruise.com, Inc. common stock dated March
1, 2000 between Loeb Holding Corporation, as Agent, and Joseph Perri.

10.24**** Anti-dilution option agreement dated March 1, 2000 between the Company and Joseph Perri.

10.25****  Contingency  Agreement  dated  March 1, 2000  between the Company and
Joseph Perri.

All of the above referenced documents marked with an (*) are incorporated herein by reference to the Exhibit bearing the same number in the Registrantss.s
Registration Statement on Form SB-2, File No. 333-15011.

All of the above referenced documents marked with an (**) are incorporated herein by reference to the Exhibit the Companyss.s Form 8-K dated March 26, 1998.

All of the above referenced documents marked with an (***) are incorporated by reference to the Exhibits to the Registrant's Form 10-KSB-A for the fiscal year ended December 31, 1998.

All of the above referenced documents marked with an (****) are incorporated by reference to the Exhibits to the Company's Form 8-K dated March 17, 2000.

(b)      (1)  Reports on Form 8-K

              Form 8-K filed one March 17, 2000

                        INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                      Page

Independent Auditors' Report                                          F-2

Consolidated Financial Statements:

Consolidated Balance Sheets at December 31, 1999 and 1998             F-3

Consolidated  Statements of Operations for the Years Ended
December 31, 1999 and 1998 and the  Period  From  March 7, 1994
(commencement  of  development  stage activities) to
December 31, 1999                                                     F-4

Consolidated Statements of Changes in Stockholders' Equity
for the Years Ended December 31, 1999 and 1998 and for the
Period from inception to December 31, 1999                            F-5

Consolidated Statements of Cash Flows for the Years Ended
December 31, 1999 and 1998, and the Period From March 7,
1994 (commencement of development stage activities) to
December 31, 1999                                                     F-6


Notes to Consolidated Financial Statements                       F-7 to F-16





                                INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of netcruise.com, inc.
(Formerly Genisys Reservation Systems, Inc.)
(A Development Stage Company)


We have audited the  accompanying  consolidated  balance  sheets of  netcruise.com,  inc. and  subsidiaries  (formerly
Genisys  Reservation  Systems,  Inc.) as of  December  31, 1999 and 1998 and the related  consolidated  statements  of operations,  changes in  stockholders'  equity and cash flows for the years ended  December 31, 1999 and 1998, and for the period from March 7, 1994  (commencement  of development  stage  activities) to December 31, 1999. These financial statements are the  responsibility of the Company's  management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion,  the consolidated  financial  statements  referred to above present fairly, in all material  respects, the  financial  position of  netcruise.com,  inc.  and  subsidiaries  at December 31, 1999 and 1998 and the results of their  operations  and their cash flows for the years ended  December 31, 1999 and 1998, and for the period from March
7, 1994  (commencement of development  stage  activities) to December 31, 1999, in conformity with generally  accepted accounting principles.

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






                                                                                WISS & COMPANY, LLP


Livingston, New Jersey
March 3, 2000

                       netcruise.com, inc. and subsidiaries
                   (Formerly Genisys Reservation Systems, Inc.)

                           Development Stage Companies

                           CONSOLIDATED BALANCE SHEETS

                                                                                               December 31,

                                      ASSETS                                              1999                1998

CURRENT ASSETS:

   Cash and equivalents                                                                       $ 55,371          $ 145,921
   Accounts receivable, less allowance for doubtful
    accounts of $15,000 (1998)                                                                   7,107             67,174
   Prepaid advertising                                                                         360,345            167,090
   Prepaid expenses and other current assets                                                   24,266                835
         Total Current Assets                                                                  447,089            381,020
INVESTMENT IN, AND ADVANCES TO, GEN 02, INC.                                                         -            664,204
PROPERTY AND EQUIPMENT                                                                         130,762             91,400
COMPUTER SOFTWARE , TECHNOLOGY LICENSE  AND
    RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                            1,748,289          2,209,175
OTHER ASSETS                                                                                  133,120             94,638

                                                                                           $2,459,260         $3,440,437

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

   Notes payable - related parties                                                           $ 622,500           $ 21,875
   Accounts payable and accrued expenses                                                       516,316            208,509
   Accrued interest payable - related parties                                                 210,586            179,758
         Total Current Liabilities                                                          1,349,402            410,142

LONG-TERM DEBT, LESS CURRENT MATURITIES                                                             -             90,625

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

   Preferred stock, $.0001 par value: 24,294,000 shares
     authorized, none outstanding                                                                    -                  -

   Series A preferred stock, $.0001 par value, 706,000 shares
     authorized; issued and outstanding - 381,177 shares                                            38                 38

   Common stock, $.0001 par value: 75,000,000 shares authorized;
     issued and outstanding - 8,345,819 shares (1999) and 6,913,965 shares (1998)                  834                691

   Additional paid-in capital                                                               10,095,320          8,518,558

   Deficit accumulated during development stage                                             (8,986,334)        (5,579,617)
         Total Stockholders' Equity                                                         1,109,858          2,939,670

                                                                                           $2,459,260         $3,440,437
           See accompanying notes to consolidated financial statements.


              netcruise.com, inc. and subsidiaries
          (Formerly Genisys Reservation Systems, Inc.)
                   Development Stage Companies
              CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                     Period from
                                                                                                    March 7, 1994

                                                                                                           (Commencement of
                                                                                                     Development
                                                                                                         Stage Activities) to

                                                                      Year Ended December 31,                  December 31,
                                                                       1999            1998             1999

SERVICE REVENUES                                                       $ 275,426        $ 115,677                        $ 438,739

EXPENSES:

    Cost of services                                                      119,249          154,278                          298,519
    General and administrative:
    Payroll                                                               895,247          810,939                        2,855,782
    Depreciation and amortization                                         759,517          554,114                        1,514,317
    Professinal fees                                                      562,152          311,432                        1,515,706
    Travel and entertainment                                               55,047           65,638                          270,700
    Advertising and promotion                                              78,215           65,726                          280,440
    Other                                                                 512,925          398,628                        1,509,220
    Interest expense (income), net                                        25,579           (20,507)                        231,278
                                                                       3,007,931        2,340,248                        8,475,962

LOSS BEFORE EQUITY IN GEN 02, INC.                                     (2,732,505)      (2,224,571)                      (8,037,223)

EQUITY IN LOSS OF GEN 02, INC.                                           (674,212)        (119,918)                        (815,903)

NET LOSS                                                              $(3,406,717)     $(2,344,489)                     $(8,853,126)

WEIGHTED AVERAGE NUMBER OF

    COMMON SHARES OUTSTANDING                                          7,644,597        5,561,000                        4,054,037

BASIC AND DILUTED LOSS

 PER COMMON SHARE                                                          $ (.48)          $ (.42)                         $ (2.18)


  See accompanying notes to consolidated financial statements.




   netcruise.com, inc. and subsidiaries
      (Formerly Genisys Reservation Systems, Inc.)
        Development Stage Companies
                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                                                                                          Deficit
                                                                                                                         Accumulated
                                            Amount         Series A Preferred                               Additional    During the
                                            Per         Stock                         Common Stock          Paid-in     Development
                                            Share       Shares      Par Value    Shares     Par Value       Capital          Stage

INCEPTION TO DECEMBER 31, 1997:

Issuance of common stock in August 1995 for
 for services received in 1996 and 1995        $ .01     -           $ -     1,682,924          $ 168      $ 19,432           $ -
Net liabilities (principally accounts payable)
 assumed in reverse acquisition in
 August 1995                                    (.05)    -             -       280,487             28       (14,115)            -
Conversion of related party debt into
 common stock in 1996                            .02     -             -       841,455             84        13,322             -
Issuance of common stock in 1996 for:
 Cash                                           2.00     -             -        55,000              6       109,994             -
Conversion of stockholder note                  .02      -             -       420,766             42         6,661             -
Issuance of warrants in 1996                      -      -             -             -              -        10,350             -
Contribution to capital by stockholder/officer    -      -             -             -              -       235,400             -
Proceeds from public offering in 1997 of
common stock
 and warrants, less related costs               5.00     -             -     1,035,000            103     4,507,812             -
Conversion of convertible
 notes into common stock in 1997                2.00     -             -        15,000              2        29,998             -
Issuance of common stock
 upon exercise of option in 1997                 .60     -             -        25,000              3        14,997             -
Losses incurred during the development stage      -      -             -             -              -             -     (3,235,128)

BALANCES, DECEMBER 31, 1997                               -             -     4,355,632            435     4,933,851    (3,235,128)

   Issuance of stock upon Sterling acquisition   1.50     -             -        25,000              3        37,947             -
   Issuance of common stock upon
     acquisition of UIT assets                   1.53     -             -     2,000,000            200     2,499,800
   Conversion of convertible notes into:
      Common stock                                .09     -             -       400,000             40        37,460             -
      Series A preferred stock                   2.125   381,177        38                                    809,963
   Issuance of common stock for cash             1.50                           133,333             13        199,987            -
   Net loss                                               -             -          -                -             -      (2,344,489)

BALANCES, DECEMBER 31, 1998                              381,177        38     6,913,965            691     8,519,008    (5,579,617)

   Private placements                           1.50       -             -       866,667             87     1,277,913             -
   Issuance of stock relating to
    Sammy's acquistion                          1.50       -            -         36,600                          4          54,896
   Issuance of additional stock
      relating to GEN02                        3.00        -             -         4,844              -        14,532             -
   Issuance of stock for cash                  0.20        -             -       500,000             50        99,950             -
   Issuance of stock for services              1.05        -             -        23,743              2        25,008             -
   Warrants issued to employees                            -             -             -              -       104,463
   Net loss                                                -             -             -              -            -     (3,406,717)

BALANCES, DECEMBER 31, 1999                             381,177         $ 38    $8,345,819         $ 834   $10,095,770  $(8,986,334)


     See accompanying notes to consolidated financial statements.


             netcruise.com, inc. and subsidiaries
         (Formerly Genisys Reservation Systems, Inc.)
                  Development Stage Companies
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                  Period from
                                                                                                March 7, 1994
                                                                                               (Commencement of
                                                                                                  Development
                                                                                             Stage Activities) to

                                                                 Year Ended December 31,              December 31,
                                                                     1999          1998                  1999

CASH FLOWS FROM OPERATING ACTIVITIES:

   Net loss                                                     $ (3,406,717)$ (2,344,489)              $ (8,896,334)
   Adjustments to reconcile net loss to net
     cash flows from operating activities:
    Equity in loss of GEN 02, Inc. since its inception,
     less cash items                                                 678,736      119,918                    798,654
    Depreciation and amortization                                    759,517      534,503                  1,627,914
    Issuance of common stock for services                            129,473            -                    129,473
    Contribution to capital for services rendered                          -            -                     49,600

    Changes in operating assets and liabilities:
      Accounts receivable                                             60,067      (59,296)                    (8,013)
      Prepaid expenses and other current assets                     (215,886)      (7,478)                  (228,731)
      Deposits and other                                              (5,839)      (6,360)                   (74,522)
      Accounts payable and accrued expenses                          323,243       41,775                    705,000
        Net cash flows from operating activities                  (1,677,406)  (1,721,427)                (5,896,959)

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                              (307,368)    (445,007)                (1,857,350)
   Acquisition of Prosoft, Inc.                                            -            -                    (34,601)
   Acquisition of Sammy's Travel                                       6,224            -                      6,224
   Advances to GEN 02, Inc.                                               -       (40,000)                   (40,000)
        Net cash flows from investing activities                    (301,144)    (485,007)                (1,925,727)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds (payments) of notes payable - related parties            510,000      (92,986)                   338,674
   Proceeds from public offering of common
    stock and warrants net of deferred offering costs              1,278,000            -                  5,785,915
   Contribution to capital - stockholder/officer                           -            -                    205,400
   Proceeds from notes payable                                             -            -                    955,000
   Proceeds from sale  and lease back                                      -            -                    294,644
   Proceeds from sale of common stock                                      -      200,000                    310,000
   Payments on 10% promissory note, net                                    -            -                    (46,000)
   Payments under computer lease equipment                                 -            -                    (63,076)
   Other, net                                                       100,000       37,500                     187,500

        Net cash flows from financing activities                  1,888,000      144,514                   7,968,057

NET CHANGE IN CASH AND EQUIVALENTS                                   (90,550)  (2,061,920)                    55,371
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                            145,921    2,207,841                          -
CASH AND EQUIVALENTS, END OF PERIOD                                 $ 55,371    $ 145,921                   $ 55,371


SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid                                                   $ 33,512     $ 27,824                  $ 201,834
   Issuance of common stock for UIT assets                              $ -  $ 2,500,000                $ 2,500,000
   Conversion of related party debt into common stock                   $ -     $ 37,500                   $ 37,500
   Conversion of convertible notes payable
    to common stock                                                     $ -          $ -                   $ 30,000
   Conversion of related party debt into Series A preferred stock       $ -    $ 810,000                  $ 810,000
   Net assets exchanged for investment in GEN 02, Inc.                  $ -    $ 744,122                  $ 744,122
   Issuance of common stock for Sammy's Travel assets              $ 54,900          $ -                   $ 54,900


 See accompanying notes to consolidated financial statements.

NOTE 1  -       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

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

         Impairment  -  In  accordance   with  generally   accepted   accounting
principles,  the Company  reviews its long-term  assets for possible  impairment each year based upon management's estimate of future long-term undiscounted cash flows from the related assets. When impairment on this basis is indicated,  such assets are written down to estimated fair value.

         Direct Response Advertising - The Company capitalizes the production costs of each infomercial. Where customer response records are deemed adequate, such costs will be amortized over the period of future benefit based upon estimated gross revenues; otherwise, they will be expensed at the date of the first public showing.

         Investment in and Advances to Gen 02, Inc. - The Company reported contingent payments received from Gen 02, Inc. on the cost recovery method.
Although any earnings were to be reported on the equity method, all losses incurred by Gen 02, Inc. to the extent of the Company's carrying amount of the assets transferred plus advances were reported in full by the Company, since the only other capital contributed to Gen 02, Inc. was $50. The nonmonetary assets transferred by the Company to Gen 02, Inc. were recorded by Gen 02, Inc. at the Company's historical cost basis; depreciation and amortization was recorded on a straight-line basis over the remaining lives of the assets transferred.


         In the fourth quarter of 1999, management considered this investment fully impaired and it was written off.

         Property and Equipment - Property and equipment are stated at cost and depreciation is provided using the straight-line method over an estimated useful life of 5 years.

         Computer   Software   Costs  and   Technology   Licenses-  The  Company
capitalizes  the direct costs of  materials,  services and interest  consumed in software  development.  Such costs are being amortized on a straight-line  basis over three years,  subject to periodic  evaluation for  impairment.  The cost of acquired  technology  licenses and related assets are being  amortized over five years.  It is  reasonably  possible  that the  remaining  economic life of these assets and/or the carrying  amounts could be reduced  significantly  in the near term, due to future developments.

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

         Stock  Based  Compensation  -  The  Company  accounts  for  stock-based
compensation   using  the  intrinsic  value  method   prescribed  in  Accounting
Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and
related Interpretations.  Accordingly,  compensation cost for options granted by the Company is measured as the excess, if any, of the quoted market price of the
Company's stock at the date of the grant over the amount an employee must pay to acquire the stock.

         Had compensation  cost been based upon the fair value of the options on the date of grant, the Company's  proforma net loss and net loss per share would
have  been   approximately   ($3,830,000)  or  ($.50)  per  share  in  1999  and
approximately  $(2,681,000)  or ($0.48) per share in 1998. The fair value of the options  were  estimated  at the date of grant  using the  Black-Scholes  option
pricing  model  with  the  following  weighted-average  assumptions,   risk-free
interest rates of 5.0%, dividend yield of 0.0%,  volatility factor equal to 163%
(1999)  and 70%  (1998) and an  expected  life  equaling  the  options  exercise periods.

         Net Loss Per Common Share -Basic loss per share represents net loss after preferred dividend requirement (Note 3) divided by the weighted average number of outstanding common shares. The shares issuable upon the exercise of outstanding warrants and options or upon conversion of outstanding debt have been excluded since the effect would be antidilutive, due to net losses for all periods presented; accordingly, diluted loss per share is the same as basic loss per share for all periods reported. Common shares and warrants issuable upon contingencies described in Note 7 are being excluded from basic and diluted earnings (loss) per share until the beginning of the year if and when the contingencies are met.

NOTE 2 - OPERATING AND LIQUIDITY DIFFICULTIES AND MANAGEMENT'S PLANS TO OVERCOME:

         The  accompanying   financial  statements  of  the  Company  have  been
presented  on the  basis  that it is a going  concern,  which  contemplates  the realization of assets and the  satisfaction  of liabilities in the normal course of business.  The Company has reported net losses since inception and expects to incur additional  operating losses over the next several  quarters.  The Company has also experienced  liquidity  difficulties  since inception,  and in order to market the Company's internet travel business may need additional financing. The
Company has financed its operations  since  inception with the proceeds from the issuance  of  long-term  debt,  with the  proceeds  from its public and  private offerings and loans from related parties.

         From inception to November 6, 1998, the operations of the Company were devoted to market research and developing a system for computerizing the limousine reservation and payment system. Upon completion, the Company commenced generating limited revenues.
(See Note 3 for status of this business.)

         As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants (see
Note 3), although revenues to date have not been significant. Management of the Company expects the internet travel business to be fully operational in mid-2000 and is planning to begin television marketing of the Company's products in mid-2000. The Company plans to continue an aggressive marketing campaign as well as expand its network of travel consultants throughout 2000.

         In March 2000, the Company completed a private placement of common stock and received gross proceeds of $2,272,500 (Note 9). With these proceeds and the anticipated cash to be received from revenues, the Company believes that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time, the Company does not have any alternative plans to raise additional funds needed to market its web site or to fund cash shortfalls should anticipated revenues not be achieved. It should be noted that considerable uncertainty exists with regard to future revenues and cash flows. The Company is still in the developmental stage with limited revenues to date in a new market with rapidly changing technology. Future revenues and cash flows are subject to a wide range of possible outcomes.

         Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere herein for additional information.

NOTE 3 - ACQUISITIONS, EXCHANGE OF ASSETS FOR INTEREST IN NON MAJORITY OWNED ENTITY AND BUSINESS SEGMENTS:

         Net  Cruise  -  As  of  June  30,  1998,  the  Company's  newly  formed subsidiary,  Net Cruise  Interactive,  Inc.  ("Net  Cruise")  acquired  computer
software,   a  technology   license  and  related  assets  from  United  Leisure
Interactive,  Inc.  ("UIT") in exchange for  2,000,000  shares of the  Company's stock and two warrants ("Warrants").

         The Company and UIT subsequently restructured the transactions so that 1,100,000 shares of the Company's Common Stock owned by UIT and the Warrants were replaced with 1,100,000 shares of Convertible Series B Preferred Stock (the
"Series B Preferred Stock") which was automatically convertible into 1,100,000 shares of the Company's Common Stock upon Shareholder approval of the issuance of the 1,100,000 shares of Series B Preferred Stock and the Warrants. The Series
B Preferred Stock was non-voting stock and carried a mandatory dividend of $275,000, payable on September 30, 1999 and a mandatory quarterly dividend at the rate of $68,750 commencing with the quarter ended December 31, 1999. No dividend was payable after the shareholders approved the issuance of the 1,100,000 shares Common Stock and Warrants prior to the time that the dividend was payable. The shareholders ratified the acquisition in October 1999;
accordingly, the Series B Preferred Stock was automatically converted into 1,100,000 shares of the Company's Common Stock and the Company was issued two warrants, each to purchase 800,000 shares of Common Stock. (Reference should be made to Item 1, Business - General for additional information on these transactions.)

         Although the $275,000 was due as of December 31, 1999, it has not been declared; accordingly, it remains in arrears and has not been recorded as a liability.

         Other - On November 5, 1998, the Company acquired the assets and the business of Sterling AKG Corp. d/b/a Sterling Travel ("Sterling") for 25,000 shares of common stock and contingent shares (See Note 7).

In February 1999, the Company acquired Sammy's Travel World, Inc. ("Sammy's"), a travel agency for 36,600 shares of common stock valued at $1.50 per share
($54,900).

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

         The   acquisitions   have  been   accounted  for  as  a  purchase  and,
accordingly,  Sterling  and  Sammy's  have  been  included  in the  consolidated financial  statements as of the date of acquisition.  Pro forma results assuming the acquisitions had occurred as of January 1, 1998 have not been presented,  as the  acquisitions  of Sterling and Sammy's were not deemed  significant  and the acquisition of assets from UIT was not of a business.

         Exchange of Assets - In November 1998, the Company decided to exchange the assets of its computerized limousine reservation and payment system for a 32.7% interest in Gen O2, Inc., a Company newly formed by a former director and founder of the Company, and contingent payments for a period of five years. For financial reporting purposes, this exchange resulted in a change in reporting from consolidation (for periods prior to November 6, 1998) to the equity basis.

         Business Segment - The Company is presently engaged in one business segment, computerized applications for travel. This business presently includes the operations of Sterling and Sammy's, as well as the development stage activities from UIT. Gen 02, Inc. which is 32.7% owned is engaged in the marketing of a computerized limousine reservation and payment system.

         Summarized unaudited information on Gen 02, Inc. is as follows:

                                                                           Year Ended          November 6, 1998
                                                                          December 31,                to
                                                                               1999           December 31, 1998
                                                                       -------------------    -----------------


           Expenses:
              Cost of services                                                   96,195                  1,794
              General and administrative                                        326,245                 65,826
              Depreciation and amortization                                     411,408                 66,591
              Write-off of computer software                                    202,231                 -
                                                                           ------------           -------------
                                                                              1,036,079                134,211
                                                                            -----------           ------------

           Net loss                                                         $  (749,245)           $  (199,918)


           Capital expenditures                                            $     13,565           $    221,697
                                                                           ============           ============


                                                                                      December 31,
                                                                                 -------------------------
                                                                               1999                  1998
                                                                         ---------------       ----------

           Current assets                                                  $     45,808           $     34,229

           Property and equipment                                               117,428                198,098

           Computer software costs                                               -                     520,986

           Other assets                                                          43,129                  7,420
                                                                           ------------             ----------
                                                                            $   206,365            $   760,733
                                                                           ============             ==========
           Current liabilities                                              $   214,925           $     74,529

           Due to Company and Transponet                                         63,021                 62,000


           Equity                                                               (71,581)               624,204
                                                                            -----------             -----------
                                                                            $   206,365            $   760,733
                                                                           ============             ==========


        During the fourth quarter of 1999, the Company's planned sale of its interest in GEN 02 did not occur and management decided to write-off its investment which relates primarily to Gen 02's computer software. Accordingly, this asset was written-off as of December 31, 1999.

NOTE 4  -       PROPERTY AND EQUIPMENT:

         Property and equipment at December 31, 1999 and 1998 are summarized as follows:

                                                                                        December 31,
                                                                            ------------------------
                                                                                 1999                1998
                                                                             ------------        --------

                  Computer equipment                                            $140,474           $  98,925
                  Furniture and fixtures                                          30,380               6,509
                  Furniture and fixtures                                           2,105              -
                                                                             -----------      ---------
                                                                                 172,959             105,434
                  Less: Accumulated depreciation                                  42,197              14,034
                                                                              ----------          ----------

                                                                                $130,762           $  91,400
                                                                                ========           =========

NOTE 5  -       NOTES PAYABLE - RELATED PARTIES:

         Term promissory notes payable to related parties provided for accrued interest at the rate of 9% per annum and were convertible into Series A
Preferred Stock. In March 1998, $600,000 of the notes were converted into 282,353 shares of Series A Preferred Stock of the Company and, in March 1998, notes in the amount of $37,500 were converted into an aggregate of 400,000 common shares of the Company.

NOTE 6  -       INCOME TAXES:

         Deferred income taxes reflect the net effects of temporary differences between the amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The principal temporary difference arises from net operating loss carryforwards and results in a deferred tax asset of approximately $3,500,000 at December 31, 1999.

         A valuation allowance is provided when it is more likely than not that some portion of the deferred tax asset will not be realized. The Company has determined, based on its recurring net losses, and it being a development stage company, that a full valuation allowance is appropriate at December 31, 1999.






         A reconciliation of the provision (benefit) for income taxes computed at the federal statutory rate of 34% and the effective tax rate of income (loss) before income taxes is as follows:

                                                                                  Year Ended December 31,
                                                                              ---------------------------
                                                                                  1999                1998
                                                                            ---------------     ----------
         Computed tax benefit on net loss at
         State income tax benefit, net of federal income
         Tax effect of net operating losses not currently usable                 1,310,000              940,000
                                                                               -----------         ------------

         Provision (benefit) for income taxes                             $         -          $         -
                                                                          ================     ===========

        At December 31, 1999, the Company had net operating loss carryforwards of approximately $9,000,000 expiring through 2014.

        Current tax law limits the use of net operating loss carryforwards after there has been a substantial change in ownership (as defined) during a three year period. Because of the changes in common stock ownership described in Note
9, the use of the Company's net operating loss carryforwards are subject to an annual limitation of approximately $500,000. To the extent amounts available under the annual limitation are not used, they are carried forward for the remainder of 15 years from the year the losses were originally incurred.

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

        Warrants - Pursuant to a private  offering in May and June 1996, Class A
Redeemable Warrants entitling the holders to purchase 287,500 shares of the Company's common stock at $5.75 per share through August 2001 were issued.

        Warrants were issued in connection with the UIT transaction described in
Note 3. One warrant is exercisable for 800,000 shares at $2.50 per share between April 1, 2002 and June 30, 2002, but only if the Company achieves net income (as defined) of at least $5,000,000 for 1999, 2000 and 2001. The other Warrant is exercisable for 800,000 shares at $6 per share between April 1, 2002 and June
30,  2002,  but only if Net Cruise  achieves net income (as defined) of at least
$10,000,000 for 1999, 2000 and 2001. Subsequent to the acquisition of UIT's assets, two of UIT's executives became consultants and directors of the Company.
One of the directors received two warrants to purchase 200,000 shares each under the same terms as those issued for UIT's assets.

        No value has been placed on these Warrants, as the value is contingent upon future earnings. When the contingency is resolved, the fair value of the warrants issued for UIT's assets will be treated as an additional cost of the acquisition and, those to the director, as compensation expense.

        Non-incentive  Options - On  November  15,  1999,  the  Company  granted
350,000 options entitling twelve officers and employees to purchase up to 350,000 shares of common stock at prices ranging from $1.50 to 2.50. At December
1, 1999, 224,165 of these options were exercisable; the balance will become exercisable in the year 2000.

        In connection with the leases described in Note 5, the Company granted to the lessor warrants to purchase 22,098 shares of common stock at an exercise price of $2 per share.

        Incentive  Options - Grants  under the  Company's  1997 Stock  Incentive
Plan, (the "Plan") are summarized as follows:

                                                                                Year Ended December 31,
                                                                             1999                         1998
                                                              ------------------------------------------------
                                                                               Weighted                       Weighted
                                                                 Shares         Average         Shares        Average
                                                                  Under        Exercise         Under         Exercise
                                                                 Option         Price           Option         Price

                    Balance, beginning of year                     354,500        $5.55          354,000         $6.14
                    Options granted                                 59,000         1.83          122,000          4.44
                    Options exercised                               -             -               -               -
                    Options cancelled                             (335,833)       (5.83)          121,500         -
                                                              -------------      ------         ---------        -------


                    Balance, end of year                            77,667        $1.55          354,500         $5.55

                    Exercisable                                     30,665        $1.50          135,422         $5.77
                                                                ==========        =====          =======         =====

NOTE 8  -       COMMITMENTS AND CONTINGENCIES:

         Leases - The Company leases its administrative facilities under a five-year lease expiring in March 2002. The lease provides for annual rent of approximately $45,000. The Company also has an office lease expiring in November
2002 which provides for annual rent of approximately $23,500.

         Rent expense totalled approximately $80,000 and $72,000 for the years ended December 31, 1999 and 1998, respectively.

         Consulting  Agreement - In connection  with the  acquisition of Sammy's
(Note 3), the Company agreed to pay an executive $50,000 per year for two years and granted options to purchase 10,000 shares of common stock at fair market value.

         Contingencies - On April 17, 1997, a former officer of the Company filed an action in the United States District Court, District of New Jersey, against the Company, Travel Link, the officers of both companies, and various related and unrelated parties seeking among other things a declaratory judgment that the former officer is the owner of shares of Common Stock of the Company which had been issued to him at the inception of Travel Link for services he was to have provided. In February 2000, the lawsuit was settled acknowledging that Mr. Pollan owns 293,216 shares of the Company's common stock and permitted the immediate sale of 100,000 of such shares at $1-3/8 per share. The remaining shares may be sold (subject to market conditions) and, if the sales price is less than $2.25, the company must make up the difference; however, after six months the Company may provide an opportunity to buy all remaining shares at $2.25 which will eliminate the Company" obligation. All of the assets of the Company are pledged as collateral in the amount of $434,736.

NOTE 9  -       SUBSEQUENT EVENT, CHANGE OF CONTROL:

         In March 2000, the Company sold 12,362,500 unissued shares of its common stock to Joseph Perri for $1,897,500 plus debt due him totalling $375,000 which arose in the year 2000. In connection with this sale, the following related transactions occurred:

         Indebtedness of the Company was extinguished by use of the proceeds above as follows:

                                                                                                  Amount
                                                                                Debt               Paid

               Loeb Holding Corporation                                         $112,500            $112,500
               Warren Bagatelle                                                   90,000              18,000
              Trust F/B/O Thomas L. Kemper                                       210,000              42,000

              In addition, accrued interest of $210,586 was waived.

              If this sale of common stock and satisfaction of indebtedness had incurred on December 31, 1999, the Company's condensed balance sheet would have been as follows:



                  Current assets                                            $2,547,089
                  Other assets                                               2,012,171
                                                                           -----------

                  Current liabilities                                      $   726,316
                  Stockholders' equity                                       3,832,944
                                                                           -----------
                                                                            $4,559,260

         The  difference of $450,586  between the  indebtedness  satisfied  plus interest  waived by the  creditors  and the amount paid is considered a
         gain  on  a  troubled   debt   restructuring   to  be  reported  as  an
         extraordinary item in the first quarter of the year 2000.

            A contingency agreement was executed entitling Mr. Perri to purchase an  additional  4,625,000  shares for  $600,000 in the event that, within  45 days,  UIT and  Brian  Shuester  do not sell  1,500,000 shares of the  Company's  common stock owned by them for $375,000, do not  sell  or  forgive  debt  owed  by the  Company  to UIT for
              $225,000,  do not cancel warrants to purchase  2,000,000 shares of the  Company's  common  stock and the Company does not issue UIT a five year warrant to purchase 500,000 shares at $1 per share.

              In the event the above transaction closes after 45 days, the shares and warrants acquired will be contributed to capital by Mr.
              Perri under this agreement.

Mr. Perri was granted the option to maintain his ownership percentage by purchasing additional shares at $.20 per share.

Mr. Perri also purchased 299,508 shares of the Company's common stock for $74,877 from Loeb Holding Corporation.


                                   SIGNATURES


         Pursuant to the  requirements of Section 13 or 15 (d) of the Securities
Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                              GENISYS RESERVATION SYSTEMS, INC.



March 30 , 2000                                               By:_________________________________
                                                                       Lawrence E. Burk
                                                                       President & Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


_______________________             President, Chief Executive Officer,March 30, 2000
Lawrence E. Burk                            and Director



_______________________             Secretary, Treasurer, Chief Financial       March  30, 2000
John H. Wasko                               Officer and Director




________________________            Director                                    March 30, 2000
David W. Sass



________________________            Director                                    March 30, 2000
S. Charles Tabak

