Form 10QSB
period 2000-03-31
NETCRUISE COM INC
filed 2000-05-11
CIK 827100

1


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                                      - --
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                                     ------
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     (For the Quarter ended March 31, 2000)

                         Commission File Number 1-12689

                      netcruise.com, inc. And Subsidiaries
                  (Formerly Genisys Reservation Systems, Inc.)
                (Exact Name of registrant as specified in its charter)

          New Jersey                                         22-2719541
------------------------------                          ---------------------
 (State or other jurisdiction of                        (I.R.S. employer
 incorporation or organization)                           Identification no.)

                   2401 Morris Avenue, Union, New Jersey 07083
             --------- -------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of March 31, 2000: 20,827,428 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

                                    Yes X No


               GENISYS RESERVATION SYSTEMS, INC. AND SUBSIDIARIES
                          DEVELOPMENT STAGE COMPANIES
                          CONSOLIDATED BALANCE SHEETS


                                                                            March         December
                                                                            31, 1999     31, 1998
                                                                           -----------  -----------
                                                                           (unaudited)
     ASSETS

CURRENT ASSETS:
Cash and cash equivalents
Accounts receivable, less allowance for doubtful                           $   101,563        $   145,921
accounts of $15,000
Prepaid expenses                                                                50,364             67,174
Total Current Assets                                                            14,670                835
                                                                           -----------        -----------
                                                                               166,597            213,930
INVESTMENT IN, AND ADVANCES TO, GEN 02, INC
                                                                               547,184            664,204
PROPERTY AND EQUIPMENT
                                                                               112,429             91,400
COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
RELATED ASSETS, LESS ACCUMULATED AMORITIZATION
                                                                             2,328,014          2,376,265
OTHER ASSETS
                                                                                77,303             94,638
                                                                           -----------        -----------
                                                                           $ 3,231,527        $ 3,440,437
                                                                           ===========        ===========


LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
Current maturities of long-term debt                                       $    31,250        $    21,875
Accounts payable and accrued expenses                                          389,976            208,509
Accrued interest payable - related party                                       182,069            179,758
                                                                           -----------        -----------

Total current liabilities                                                      603,295            410,142
                                                                           -----------        -----------

LONG-TERM DEBT, LESS CURRENT MATURITIES                                         81,250             90,625
                                                                           -----------        -----------




COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
Preferred Stock, $.0001 par value: 24,294,000 shares
authorized: none oustanding
Series A preferred stock, $.0001 par vlaue, 706,000 shares                        --                 --
authorized; Issued and outstanding 381,177 shares
Common Stock, $.0001 par value; 75,000,000 shares                                   38                 38
authorized; issued and outstanding 7,295,409 * shares (1999)
and 6,913,965* shares (1998)
Additional paid in capital                                                         730                691
Deficit Accumulated During the Development Stage                             9,075,951          8,518,558
                                                                            (6,529,737)        (5,579,617)
                                                                           -----------        -----------
Total Stockholders Equity
                                                                             2,546,982          2,939,670
                                                                           -----------        -----------

                                                                           $ 3,231,537        $ 3,440,437
                                                                           ===========        ===========
*2,000,000 shares issued are subject to shareholder approval (See Note 3)

See Accompanying Notes to Consolidated Financial Statements




                      NETCRUISE.COM, INC. AND SUBSIDIARIES
                          DEVELOPMENT STAGE COMPANIES
                          CONSOLIDATED STATEMENT OF OPERATIONS
                                  (UNAUDITED)


                                                                                           Period from
                                                                                          March 7, 1994
                                                                                          (Commencement of
                                                   Three Months       Three Months         Development
                                                      Ended              Ended           Stage Activites) to
                                                  March 31, 2000     March 31, 1999       March 31, 2000


SERVICE REVENUES                                       $ 108,118             $ 80,533            $ 525,084


EXPENSES:
           Cost of Service                                 29,739               31,299              328,258
           General and Administrative:
            Payroll                                       174,733              190,743            3,030,515
            Depreciation and Amortization                 204,841              221,658            1,852,766
            Professional Fees                              96,058              272,347            1,852,366
            Travel & Entertainment                          3,675               12,035              274,375
            Advertising & Promotion                        78,944               75,925              359,384
            Other                                          27,156              103,154            1,536,376
           Interest Expense (Income), net                   (877)                 (818)             232,155
                                                          616,023              836,343            9,225,193

LOSS BEFORE EQUITY IN GEN 02, INC.                      (507,905)             (755,810)          (8,700,109)

EQUITY IN LOSS OF GEN02, INC.                                 0               (194,310)            (794,130)

EXTRAORDINARY ITEM-GAIN ON
      TROUBLED DEBT RESTRUCTURING                        462,436                    0               462,436

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                              ($45,469)            ($950,120)        ($9,031,803)

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                        12,676,329             7,282,802            4,408,911

BASIC AND DILUTED LOSS PER
     COMMON SHARE
             Loss before extraordinary Item              ($0.04)               ($0.13)              ($2.05)
             Extraordinary Item                           $0.04                     0                    0
             Net Loss                                     $0.00                ($0.13)              ($2.05)


                                                         See Accompanying Notes to Consolidated Financial Statements



                      netcruise.com, inc. and subsidiaries
                  (formerly Genisys Reservation Systems, Inc.)
                          DEVELOPMENT STAGE COMPANIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                   (UNAUDITED)





                                                                                                    Deficit
                                                                                                    Accumulated
                                                                                    Additional      During the
                                 Common Stock*            Series A Preferred Stock   Paid-in        Development
                              Shares       Par Value     Shares     Par Value       Capital           Stage            Total


BALANCE -
 DECEMBER 31, 1999           8,345,819        $834      381,177           38      $10,095,320     ($8,986,334)      $1,109,858

PROCEEDS FROM PRIVATE
PLACEMENT OF COMMON
STOCK, NET OF EXPENSES      12,481,609       1,249            -            -        2,043,955             -          2,045,344





NET LOSS                          -           -            -            -                -          (45,469)         (45,469)
                                                                                                                   --------------

BALANCE AT
 MARCH 31, 1999           20,827,428     $ 2,083      381,177           $ 38      $12,139,315     ($9,031,803)      $3,109,633



                                              See Accompanying Notes to Consolidated Financial Statements

                       netcruise.com, inc and subsidiaries
                           Development Stage Companies
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                    Period From
                                                                                                   March 7, 1994
                                                                                                 (Commencement of
                                                                                                Development Stage
                                                         Three Months Ended  Three Months Ended   Activities to
                                                          March 31,2000       March 31,1999       March 31,2000
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      ($45,469)          ($950,120)         ($9,031,803)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Equity in loss of Gen 02, Inc. since its inception                              194,310              798,654
      Depreciation and amoritization                              204,841             221,658            1,832,755
      Issuance of Common Stock for Services                                          -                   -  49,600
      Contribution to capital for services rendered                                  -                   - 129,473
      Changes in operating assets and liabilities:
        Accounts receivable                                         7,107              16,810                 (906)
        Prepaid expenses                                         (135,432)            (15,505)            (364,163)
        Deposits and other                                         74,246              11,063         (276)
        Accounts payable and accrued expenses                    (347,356)            176,934              357,644
                                                        ------------------  ------------------  -------------------
          Net cash flows from operating acctivities              (242,063)           (344,850)          (6,229,022)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                            (47,641)           (124,750)          (1,904,991)
   Acquisition of Prosoft, Inc.                                                      -                   - (34,601)
   Acquisition of Sammys Travel World                                                       0                6,224
   Advanced to GEN 02, Inc.                                        (7,837)            (77,290)             (47,837)
                                                        ------------------  ------------------
           Net cash flows from investing activities               (55,478)           (202,040)          (1,981,205)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Notes Payable - Related Parties                                       -                    338,674
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                                   -                   5,785,915
   Contribution to capital - stockholder/officer                                     -                     205,400
   Payments from issuance of notes payable                       (622,500)                                 332,500
   Payments under computer equipment leases                                          -                     (63,076)
   Proceeds from sale and lease-back                                                 -                     294,644
   Proceeds from sale of common stock                           2,272,500             502,532            2,582,500
   Payments of 10% promissory notes                                                  -                     (46,000)
  Other                                                                              -                     187,500
                                                        ------------------  ------------------  -------------------

          Net cash flows from financing activities              1,650,000             502,532            9,618,057
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                              1,352,459             (44,358)           1,407,830
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          55,371             145,921                 -
                                                        ------------------  ------------------
CASH AND EQUIVALENTS, END OF PERIOD                           $ 1,407,830           $ 101,563          $ 1,407,830
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                             $  877                     $ 202,711
   Issuance of common stock for UIT assets               $                   $      -                 $ 2,500,000
   Conversion of related party debt to common stock              622,$00                                $ 660,000
   Conversion of convertible notes payable to common
       stock                                             $                   $      -                    $ 30,000
   Conversion of related party debt into Series A
       preferred stock                                   $                   $      -                   $ 810,000
    Net assets exchanged for investment in GEN 02, Inc.  $                   $      -                   $ 744,122
    Issuance of common stock for Sammy's Travel
    Assets.                                              $                          $ 54,900             $ 54,900

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

                  Footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted in accordance with the published rules and regulations of the Securities and Exchange Commission. These consolidated financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-KSB for the most recent fiscal year.

                  In accordance with AICPA Statement of Position 98-1 the Company capitalizes the direct cost of materials, services and interest consumed in the development of computer software. Such costs, as well as the cost of acquired technology licenses and related assets, are being amortized over three years, subject to periodic evaluation for impairment.


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

                 As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not significant through the fiscal quarter ended March 31, 2000. Management of the Company expects the Internet travel business to be fully operational in mid-2000 and is planning to begin television marketing of the Company's products in mid-2000. These efforts are expected to significantly increase revenues in 2000. The Company plans to continue an aggressive marketing campaign as well as expand its network of travel consultants throughout 2000. The Company expects its operations to achieve break-even by the end of fiscal 2000. The Company has also begun to receive contingent payments from GEN 02 although these payments were not significant through the fiscal quarter ended March 31, 2000.

                 On March 6, 2000 the Company completed a private placement of its common stock in a series of related transactions with Mr. Joseph Perri whereby Mr. Perri purchased 12,362,500 shares of the Company's common stock for $2,272,500. With these proceeds and anticipated cash to be received from revenues, the Company believes that it will have sufficient resources to provide for its planned operations for the next twelve months. At the present time, the Company does not have any alternative plans to raise additional funds that may be needed to market or complete development of its website and infomercial or to fund cash shortfalls should anticipated revenues not be achieved.

                  As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in June 2000. The infomercial is expected to produce a significant influx of new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.

                  Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" include elsewhere herein for additional information.


Note 3            Acquisition

                  Net Cruise - As of June 30, 1998, the Company's newly formed subsidiary, NetCruise Interactive, Inc. ("NetCruise") acquired computer software, a technology license and related assets from United Leisure Interactive, Inc. ("UIT") in exchange for 2,000,000 shares of the Company's stock and two warrants ("Warrants"). Subsequently, the Company was advised that because the issuance of 2,000,000 shares and warrants exceeded 20% of the Issued and outstanding shares, shareholder approval was required by a NASDAQ rule. At the Annual Meeting of Shareholders held on October 13, 1999, the shareholders ratified the acquisition of the assets and the approved the issuance of 1,100,00 shares of common stock and two stock purchase warrants.

In February 1999, the Company acquired Sammy's Travel World. Inc. a travel agency for 36,600 shares of common stock valued at $1.50 per share ($54,900).


                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Results of Operations


                  Initially revenues from the Internet Travel business will be derived from subscription fees of the independent travel consultants along with commissions received from bookings shared with the independent travel consultants. As the Company develops, management believes that the majority of the Companyss.s revenue will be derived from commissions earned from the sale of travel through the independent travel consultants. The Companyss.s business model is built around the sharing of commissions with the independent travel consultants generated from travel industry vendors such as airlines, hotels, car rental companies, resort properties, tour operators and cruise. The Company believes that commission sharing with the independent travel consultant, which ranges from 50% to 60% of the commissions received by NetCruise in connection with travel sales made by the independent travel consultant, is a key enticement for individuals to subscribe to become members. The initial subscription fee is $149.00 and annual renewal fee for the independent travel consultants is currently $95.00. While the Company believes it will benefit from its portion of the commission revenues generated, it also believes that significant revenues will be derived from other key areas such as annual subscription fees paid by its independent travel consultants, advertising through its web-site and incentive arrangements with travel vendors and travel related product vendors (in addition to its share of the standard travel commissions). However, a significant change in the prevailing commission structure in the travel industry could have a detrimental effect on the Companyss.s ability to attract and retain independent travel consultants and benefit from the other revenue sources listed above, which are substantially created through this core distribution system.

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

The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the three months ended March 31, 2000 were $108,118 compared to $80,533 for the 1999 period.

                  The corresponding cost of sales for the three months ended March 31, 2000 was $29,739 compared to $31,299 for the1999 period. The net loss before extraordinary item for the three months ended March 31, 2000 was $507,905 or $0.04 a share compared to a loss of $755,810 or $.10 a share for the 1999 period. The extraordinary gain resulted from troubled debt restructuring related to the Joseph Perri investment. As reflected in the accompanying financial statements, the Company has incurred losses totaling $9,031,803 since inception and at March 31, 2000, had working capital of $1,548,327.

                  General and administrative expenses were $380,566 for the three months ended March 31, 2000 as compared to $584,204 for the 1999 period. The primary reason for the difference between the two periods is a decrease in professional fees.

                  Advertising and promotion costs increased $73,019 during the 2000 period. Cost decreases during the 2000 period consist of payroll costs ($16,010), professional fees ($176,289), travel and entertainment ($8,260), and other expenses ($75,998).


Liquidity and Capital Resources

                  During November 1999 and December 1999, the Company and Joseph Perri, a private investor, subsequently to become the controlling shareholder of the Company, signed two Secured Convertible Promissory Notes each in the amount of $100,000, whereby the Company borrowed a total of $200,000. The Notes, which bear interest at 8% per annum, are payable on November 4, 2000 and December 6, 2000 respectively and are convertible into common stock of the Company at a conversion price of $0.10 per share.

                   In December 1999, the Company completed a private placement whereby it sold 500,000 shares of restricted common stock for a aggregate price of $100,000 to an unaffiliated investor.

                     During January 2000 and February 2000, the Company borrowed an additional $175,000 from Joseph Perri evidenced by three Convertible Promissory Notes. The Notes bear interest at 8% per annum, are payable one year from the date of execution of each note and are convertible into shares of common stock of the Company at a conversion price of $0.20 per share.

                 On March 6, 2000 the Company completed a private placement of its common stock in a series of related transactions with Mr. Joseph Perri, who is a private investor with interests in real estate, communications technology and Internet companies. Mr. Perri purchased 9,487,500 shares of the Company's common stock for a cash purchase price of $1,897,500 and converted $375,000 of outstanding Company debt held by him into 2,875,000 shares of common stock. In a separate transaction, Mr. Perri purchased an additional 299,508 shares of the Company's common stock held by a third-party investor for a cash purchase price of $74,877.

Simultaneously with the private placement transaction, the Company paid $172,500 to third parties in full satisfaction of an additional $412,500 of its outstanding debt obligations.

                 As a result of these transactions, Mr. Perri acquired a total of 12,662,008 issued and outstanding shares of the Company's common stock, or approximately 60.79% of the 20,827,428 total shares issued and outstanding, as of March 31, 2000, and the Company reduced its outstanding debt obligations $787,500.

                   The Company also entered into two option agreements with Mr. Perri. One of the option agreements grants him the right to purchase an additional 4,625,000 shares of common stock for a cash purchase price of $600,000 in the event the Company does not enter into certain agreements, presently under discussion with UIT, relating to contract interpretation issues and their holdings of debt and equity interests in the Company, on or before April 15, 2000. The other option agreement grants Mr. Perri the right to maintain his percentage interest in the issued and outstanding common stock of the Company by purchasing additional shares for a purchase price of $.20 per share in the event the Company sells or issues to third parties additional shares of its common stock or other securities convertible into its common stock.

                  On April 24, 2000, the Company and UIT restructured the agreement where the Company acquired computer software, a technology license and related assets from UIT. Under the terms of the restructured agreement UIT sold 1,500,000 shares of common stock of the Company to Mr. Perri for a purchase price of $600,000. Additionally, Mr. Perri agreed to a cancellation of the aforementioned option agreement to purchase an additional 4,625,000 shares of common stock of the Company for a cash purchase price of $600,000. As a result of the restructured agreement Mr. Perri now owns a total of 14,162,008 shares of the Company's common stock or 66.77% of the total shares currently issued and outstanding.

               On March 31, 2000, the Company had cash of $1,407,830 and working capital of $1,548,327. The Company's internet travel business is now operational and management is planning to begin television marketing of the Companyss.s products in mid-2000. These efforts are expected to significantly increase revenues. The Company plans to initiate an aggressive marketing campaign as well as expand its network of travel consultants throughout 2000. Although the Company has also begun to receive contingent payments from GEN O2, these revenues have not been significant to date. The Company expects its operations to achieve break-even by the end of fiscal 2000. The Company completed a private placement of common stock in March 2000 whereby it sold 12,362,500 shares of Common Stock for an aggregate of $2,272,500. The Company estimates, including anticipated cash to be received from revenues and the proceeds of the recent private placement, that it will have sufficient resources to provide for its planned operations for the next twelve months. As the Company moves from the development stage to the operating stage of the internet travel business and initiates an aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in mid-2000. Test marketing of the infomercial is expected to produce approximately 200 new independent travel consultants over a two month period. The subscription fees from the new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.

PART II           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  Form 8-K  Filed on March 17, 2000
                  Exhibit A:  Independent Accountant's Report

SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Netcruise.com, inc.

Date_May 11, 2000_______                   ____________________________________
                                                     Lawrence E. Burk
                                           President and Chief Executive Officer

Date_May 11, 2000_______                   ____________________________________
                                                     John H. Wasko
                                                  Secretary, Treasurer and
                                                     Chief Financial Officer

                                   EXHITBIT A



                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of netcruise.com, inc.

We have reviewed the accompanying consolidated balance sheet of netcruise.com, inc. and subsidiaries as of March 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



                                                    WISS & COMPANY, LLP


Livingston, New Jersey
March 27, 2000