Form 10QSB/A
period 2000-03-31
NETCRUISE COM INC
filed 2000-06-29
CIK 827100

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

             (Exact Name of registrant as specified in its charter)

New Jersey                                                         22-2719541
-----------------------------------                       ---------------------
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

                                    Yes X No
                      netcruise.com, inc. and subsidiaries
                          Development Stage Companies
                          CONSOLIDATED BALANCE SHEETS


                                                                                     Twelve Months        Twelve Months
                                                                                           Ended             Ended

                                                                                          March 31        December 31
                                                                                            2000              1999
                                                                                        -------------  -------------------

                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                          $1,407,830              $55,371
       Accounts Receivable                                                                         0                7,107
       Prepaid Advertising                                                                   429,899              360,345

       Prepaid expenses and other current assets                                              97,981               24,266
                                                                                        -------------  -------------------
              Total Current Assets                                                         1,935,710              447,089


PROPERTY AND EQUIPMENT                                                                       135,078              130,762

COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
    RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                          1,586,773            1,748,289

OTHER ASSETS                                                                                  58,874              133,120
                                                                                        -------------  -------------------
                                                                                          $3,716,435           $2,459,260
                                                                                        =============  ===================



                                                                            LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of Long Term Debt                                                      $0             $622,500
        Accounts payable and accrued expenses                                                379,546              516,316
        Accrued interest payable - related party                                                   0              210,586
        Payable to Placement Agent                                                           227,256                    0
                                                                                        -------------  -------------------

                 Total current liabilities                                                   606,802            1,349,402
                                                                                        -------------  -------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:
     Preferred Stock, $.0001 par value: 24,294,000 shares
          authorized: none oustanding
    Series A preferred stock, $.0001 par vlaue, 706,000 shares                                     -                    -
          authorized; Issued and outstanding 381,177 shares                                       38                   38
     Common Stock, $.0001 par value; 75,000,000 shares
          authorized; issued and outstanding 8,345,819  shares (1999)
          20,827,428 shares (2000)                                                              2083                  834
      Additional paid in capital                                                          12,139,315           10,095,320
      Deficit Accumulated During the Development Stage                                    (9,031,803)          (8,986,334)
                                                                                        -------------  -------------------

Total Stockholders Equity                                                                  3,109,633            1,109,858
                                                                                        -------------  -------------------


                                                                                          $3,716,435           $2,459,260
                                                                                        =============  ===================

           See Accompanying Notes to Consolidated Financial Statements


                      netcruise.com, inc. and subsidiaries
                          DEVELOPMENT STAGE COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                          Period from
                                                                                          March 7, 1994
                                                                                         (Commencement of
                                                   Three Months       Three Months         Development
                                                      Ended              Ended         Stage Activites) to
                                                  March 31, 2000     March 31, 1999       March 31, 2000
                                                 ---------------     --------------       --------------


SERVICE REVENUES                                       $ 108,118             $ 80,533            $ 525,084
                                                       ----------            ---------           ---------


EXPENSES:
           Cost of Service                                 29,739               31,299              328,258
           General and Administrative:
            Payroll                                       174,733              190,743            3,030,515
            Depreciation and Amortization                 204,841              221,658            1,852,366
            Professional Fees                              96,058              272,347            1,611,764

            Travel & Entertainment                          3,675               12,035              274,375
            Advertising & Promotion                        78,944                5,925              359,384
            Other                                          27,156              103,154            1,536,376
              Interest Expense (Income), net                  877                (818)             232,155
                                                           -------              -----             -------
                                                          616,023              836,343            9,225,193
                                                          -------              -------            ---------

LOSS BEFORE EQUITY IN GEN 02, INC.                       (507,905)            (755,810)          (8,700,109)

EQUITY IN LOSS OF GEN02, INC.                                  0              (194,310)            (794,130)

EXTRAORDINARY ITEM-GAIN ON
      TROUBLED DEBT RESTRUCTURING                         462,436                  0                462,436
                                                         --------             --------             -------

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                            ($45,469)              ($950,120)         ($9,031,803)
                                                      ========               ==========         ============

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                       12,676,329              7,282,802            4,408,911
                                                     -----------            ----------            ---------

BASIC AND DILUTED LOSS PER
     COMMON SHARE
             Loss before extraordinary Item              ($0.04)                ($0.13)              ($2.05)
                                                         -------                -------              -------
             Extraordinary Item                           $0.04                     0                    0
                                                                                ------                    -
             Net Loss                                      $0.00                ($0.13)              ($2.05)
                                                           ------               -------              -------


                                                 See Accompanying Notes to Consolidated Financial Statements



                      netcruise.com, inc. and subsidiaries
                          DEVELOPMENT STAGE COMPANIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (Unaudited)





                                                                                                             Deficit
                                                                                                           Accumulated
                                                                                          Additional       During the
                                        Common Stock*           Series A Preferred         Paid-in        Development
                                     Shares       Par Value     Shares     Par Value       Capital           Stage          Total
                                     ------       ---------     ------     ---------       -------           -----          -----


BALANCE - DECEMBER 31, 1999          8,345,819        $834      381,177           38      $10,095,320     ($8,986,334)   $1,109,858



PROCEEDS FROM PRIVATE PLACEMENT     12,481,609       1,249            -            -        2,043,995        -            2,045,244
OF COMMON STOCK, NET OF EXPENSES









NET LOSS                               -           -            -            -                -          (45,469)      (45,469)
                                       --          --           --           --               --         --------      ---------


BALANCE AT MARCH 31, 1999          20,827,428     $ 2,083      381,177         $ 38      $12,139,315      ($9,031,803)  $3,109,633
                                  ===========    ========     ========        =====     ============      ============  ==========



        See Accompanying Notes to Consolidated Financial Statements


                       netcruise.com, inc and subsidiaries
                           Development Stage Companies
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                     Period From
                                                                                                   March 7, 1994
                                                                                                 (Commencement of
                                                                                                Development Stage
                                                         Three Months Ended  Three Months Ended   Activities to
                                                           March 31,2000       March 31,1999       March 31,2000
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                      ($45,469)          ($950,120)         ($9,031,803)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Equity in loss of Gen 02, Inc. since its inception                              194,310              798,654
      Depreciation and amoritization                              204,841             221,658            1,832,755
      Issuance of Common Stock for Services                          -                  -                   49,600
      Contribution to capital for services rendered                  -                  -                  129,473
      Changes in operating assets and liabilities:
        Accounts receivable                                         7,107              16,810                 (906)
        Prepaid expenses                                         (135,432)            (15,505)            (364,163)
        Deposits and other                                         74,246              11,063                 (276)
        Accounts payable and accrued expenses                    (347,356)            176,934              357,644
                                                        ------------------  ------------------  -------------------
          Net cash flows from operating acctivities              (242,063)           (344,850)          (6,229,022)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                            (47,641)           (124,750)          (1,904,991)
   Acquisition of Prosoft, Inc.                                        -                   -               (34,601)
   Acquisition of Sammys Travel World                                                       0                6,224
   Advanced to GEN 02, Inc.                                        (7,837)            (77,290)             (47,837)
                                                        ------------------  ------------------           ---------

           Net cash flows from investing activities               (55,478)           (202,040)          (1,981,205)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Notes Payable - Related Parties                        -               -                     338,674
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                     -              -                   5,785,915
   Contribution to capital - stockholder/officer                       -              -                     205,400
   Payments from issuance of notes payable                       (622,500)                                  332,500
   Payments under computer equipment leases                           -              -                      (63,076)
   Proceeds from sale and lease-back                                  -              -                      294,644
   Proceeds from sale of common stock                           2,272,500             502,532             2,582,500
   Payments of 10% promissory notes                                  -               -                      (46,000)
  Other                                                              -                -                     187,500
                                                        ------------------  ------------------  -------------------

          Net cash flows from financing activities              1,650,000             502,532            9,618,057
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                              1,352,459             (44,358)           1,407,830
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          55,371             145,921                 -
                                                        ------------------  ------------------           ----------

CASH AND EQUIVALENTS, END OF PERIOD                           $ 1,407,830           $ 101,563          $ 1,407,830
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                                  $  877                -                $ 202,711
                                                        ---------------------------------------------------------
   Issuance of common stock for UIT assets               $          -           $      -               $ 2,500,000
                                                        ---------------------------------------------------------
   Conversion of related party debt to common stock             622,500                -                 $ 660,000
                                                        ---------------------------------------------------------
   Conversion of convertible notes payable to common
       stock                                             $        -           $      -                   $ 30,000
                                                        ---------------------------------------------------------
   Conversion of related party debt into Series A
       preferred stock                                   $       -            $      -                   $ 810,000
                                                        ---------------------------------------------------------
    Net assets exchanged for investment in GEN 02, Inc.  $        -           $      -                   $ 744,122
                                                        ---------------------------------------------------------
    Issuance of common stock for Sammy's Travel
    Assets.                                              $        -                  $ 54,900             $ 54,900
                                                        -------------------------------------            --------
                                                                        See Accompanying Notes to Financial Statements



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


                                                     Netcruise.com, inc.

Date: June 29, 2000                                 /s/ Lawrence E. Burk
                                                     Lawrence E. Burk
                                          President and Chief Executive Officer

Date: June 29, 2000                                 /s/ John H. Wasko
                                                     John H. Wasko
                                                   Secretary, Treasurer and
                                                     Chief Financial Officer

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