Form 10QSB
period 2000-06-30
NETCRUISE COM INC
filed 2000-08-14
CIK 827100

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

                      (For the Quarter ended June 30, 2000)

                         Commission File Number 1-12689

                      netcruise.com, inc. And Subsidiaries
                  (Formerly Genisys Reservation Systems, Inc.)

             (Exact Name of registrant as specified in its charter)

 New Jersey                                                   22-2719541
---------------------------------                            --------------
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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of June 30, 2000: 20,827,428 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

                                    Yes X No


                      netcruise.com, inc. and subsidiaries
                          Development Stage Companies
                          CONSOLIDATED BALANCE SHEETS
                                  (unaudited)







                                                                                         June 30          December 31
                                                                                          2000                1999
                                                                                     ----------------  -------------------

                                                               ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                            $636,642              $55,371
       Royalties Receivable - GEN02
           Less: Allowance  for Bad Debts of $16,000                                             567                7,107
       Prepaid Advertising                                                                   429,899              360,345
       Inventory of Travel Kits                                                               57,220                    0
       Prepaid expenses and other current assets                                              64,434               24,266
                                                                                     ----------------  -------------------
              Total Current Assets                                                         1,188,762              447,089


PROPERTY AND EQUIPMENT                                                                       181,000              130,762

COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
    RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                          1,623,011            1,748,289

OTHER ASSETS                                                                                  73,914              133,120

                                                                                     ----------------  -------------------
                                                                                          $3,066,687           $2,459,260
                                                                                     ================  ===================



                                                                           LIABILITIES AND STOCKHOLDERS EQUITY


CURRENT LIABILITIES:
        Current maturities of Long Term Debt                                                      $0             $622,500
        Accounts payable and accrued expenses                                                414,219              516,316
        Accrued interest payable - related party                                                   0              210,586
        Payable to Placement Agent                                                           227,256                    0
                                                                                     ----------------  -------------------

                 Total current liabilities                                                   641,475            1,349,402
                                                                                     ----------------  -------------------


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:

     Common Stock, $.0001 par value; 75,000,000 shares
          authorized; issued and outstanding 21,235,025  shares (2000)
           8,345,819 shares (1999)                                                             2,123                  834
     Series A Preferred Stock ($0.01 per  value 706,000 shares
          authorized  issued and outstanding 381,774 shares (1999)                                 0                   38
      Additional paid in capital                                                          12,918,144           10,095,320
      Deficit Accumulated During the Development Stage                                   (10,495,055)          (8,986,334)
                                                                                     ----------------  -------------------

Total Stockholders Equity                                                                  2,425,212            1,109,858
                                                                                     ----------------  -------------------


                                                                                          $3,066,687           $2,459,260
                                                                                     ================  ===================


                                                             See Accompanying Notes to Consolidated Financial Statements



                      netcruise.com, inc. and subsidiaries
                          DEVELOPMENT STAGE COMPANIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                                                                                Period from
                                                                                                               March 7, 1994
                                                                                                              (Commencement of
                                             Six Months     Six Months      Three Months     Three Months       Development
                                               Ended           Ended            Ended            Ended      Stage Activites) to
                                           June 30, 2000   June 30, 1999    June 30, 2000    June 30, 1999     June 30, 2000
                                                                                                            ---------------------




SERVICE REVENUES                               $ 182,341       $ 179,649          $ 74,223        $ 99,116            $ 599,307


EXPENSES:
           Cost of Service                         66,066          57,175            36,327          25,876              364,585
           General and Administrative:
            Payroll                               385,070         399,242           210,337         209,350            3,240,852
            Depreciation and Amortization         421,720         301,371           216,879          79,713            2,069,245
            Professional Fees                     261,080         363,703           165,022          87,324            1,776,786
            Travel & Entertainment                  3,884          26,636             1,226          18,129              274,584
            Advertising & Promotion                78,441          30,014             7,478          24,612              358,881
            Other                                 245,315         244,521           209,161         140,497            1,754,535
            Settlement with UIT                   750,000         750,000           750,000               0              750,000
           Interest Expense (Income), net         (14,034)        (8,438)           (14,910)          9,256              217,244
                                                  --------       --------            -------        -------             ---------
                                                2,197,542       1,431,100         1,581,520         594,757           10,806,712

LOSS BEFORE EQUITY IN GEN 02, INC.
                                               (2,015,201)     (1,251,451)       (1,507,297)       (495,641)         (10,207,405)
EQUITY IN LOSS OF GEN02, INC.
                                                        0        (361,319)                0        (167,009)            (794,130)
EXTRAORDINARY ITEM-GAIN ON
      TROUBLED DEBT RESTRUCTURING                  506,480            -               44,045               -              506,480

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                      (1,508,721)    ($1,612,770)      ($1,463,252)      ($662,650)        ($10,495,055)

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                  16,725,273      17,376,433        20,731,406       7,469,035            5,055,846
                                                  --------    ------------        -------------     --------            ---------
BASIC AND DILUTED LOSS PER
     COMMON SHARE
             Loss before extraordinary Item         (0.12)          (0.22)            (0.07)          (0.09)
             Extraordinary Item                      0.03                                 0
                                                  -------        ----------          -----               ----
             Net Loss                               (0.09)                            (0.07)


                                                        See Accompanying Notes to Consolidated Financial Statements




                      netcruise.com, inc and subsidiaries
                          DEVELOPMENT STAGE COMPANIES
                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY
                                  (Unaudited)





                                                                                                         Deficit
                                                                                                      Accumulated
                                                                                        Additional      During the
                                      Common Stock             Series A Preferred Stock   Paid-in       Development
                                   Shares        Par Value     Shares     Par Value       Capital          Stage          Total


BALANCE - DECEMBER 31, 1999      8,345,819        $834        381,177       $ 38        $10,095,320     ($8,986,334)    $1,109,858


PROCEEDS FROM PRIVATE PLACEMENT   12,508,029      1,251            -            -         2,072,824                  -   2,074,075
OF COMMON STOCK, NET OF EXPENSES

CONVERSION OF SERIES A
  PREFERRED STOCK                   381,177          38     (381,177)         (38)


WARRANTS ISSUED IN CONNECTION           -           -            -            -             750,000               0        750,000
WITH UIT SETTLEMENT




NET LOSS                                -           -            -            -               -           (1,508,721)    (1,508,721)
                                   ---------      --------   ---------     ----------     ---------     -------------  ------------
BALANCE AT JUNE 30, 2000        21,235,025      $2,123           -          $ -         $12,918,144      ($10,495,055)   $2,425,212
                              ============     ==========      =======     ========      ===========     ============   ===========



                                 See Accompanying Notes to Consolidated Financial Statements




                       netcruise.com, inc and subsidiaries
                           Development Stage Companies
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                                                                     Period From
                                                                                                   March 7, 1994
                                                                                                 (Commencement of
                                                                                                Development Stage
                                                         Six Months Ended    Six Months Ended     Activities to
                                                        ------------------  ------------------
                                                        ------------------  ------------------  -------------------
                                                          June 30,2000        June 30, 1999        June 30,2000
                                                        ------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                   ($1,508,721)        ($1,612,770)        ($10,495,055)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Equity in loss of Gen 02, Inc. since its inception                              361,319              798,654
      Settlement with UIT                                         750,000                   -              750,000
      Depreciation and amoritization                              421,720             301,371            2,049,634
      Issuance of Common Stock for Services                          -               -                     129,473
      Contribution to capital for services rendered                  -               -                      49,600
      Changes in operating assets and liabilities:
        Royalties Receivable                                        6,540              27,231               (1,473)
        Prepaid expenses                                         (109,722)            (16,287)            (338,453)
        Inventory                                                 (57,220)                                 (57,220)
        Deposits and other                                         59,206             (58,497)             (15,316)
        Accounts payable and accrued expenses                    (312,683)            325,979              392,317
                                                        ------------------  ------------------  -------------------
          Net cash flows from operating acctivities              (750,880)           (671,654)          (6,737,839)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                           (346,680)           (239,136)          (2,204,030)
   Acquisition of Prosoft, Inc.                                   -                  -                     (34,601)
   Acquisition of Sammys Travel World                                                       0                6,224
   Advanced to GEN 02, Inc.                                                           (99,295)             (40,000)
                                                           ------------------  -------------------    ------------
           Net cash flows from investing activities              (346,680)           (338,431)          (2,272,407)
                                                        ------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Notes Payable - Related Parties                       -                 310,000             338,674
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                                   -                   5,785,915
   Contribution to capital - stockholder/officer                                     -                     205,400
   Payments from issuance of notes payable                       (622,500)           -                     332,500
   Payments under computer equipment leases                                          -                     (63,076)
   Proceeds from sale and lease-back                                                 -                     294,644
   Proceeds from sale of common stock                           2,301,331           1,292,531            2,611,331
   Payments of 10% promissory notes                                                  -                     (46,000)
  Other                                                                              -                     187,500
                                                        ------------------  ------------------  -------------------

          Net cash flows from financing activities              1,678,831           1,602,531            9,646,888
                                                        ------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                                581,271             592,446              636,642
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                          55,371             145,921                 -
                                                        ------------------  ------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                             $ 636,642           $ 738,367            $ 636,642
                                                        ------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                         $     1,316         $      -                 $   203,150
   Issuance of common stock for UIT assets               $       -           $      -                 $ 2,500,000
   Conversion of related party debt to common stock      $      622,500                                 $ 660,000
   Conversion of convertible notes payable to common
       stock                                             $         38        $      -                   $  30,038
   Conversion of related party debt into Series A
       preferred stock                                   $         -         $      -                   $ 810,000
    Net assets exchanged for investment in GEN 02, Inc.  $         -         $      -                   $ 744,122
    Issuance of common stock for Sammy's Travel          $         -         $        54,900            $  55,900
    Preferred Stock Dividend                             $         -               $ 206,250            $     -

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

                 As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not significant through the fiscal quarter ended June 30, 2000. The Internet travel business is now operational and management of the Company is planning to begin television marketing of the Company's products in August, 2000. These efforts are expected to significantly increase revenues in 2000. The Company plans to continue an aggressive marketing campaign as well as expand its network of travel consultants throughout 2000.

                 On March 6, 2000 the Company completed a private placement of its common stock in a series of related transactions with Mr. Joseph Perri whereby Mr. Perri purchased 12,362,500 shares of the Company's common stock for $2,272,500.

On April 24, 2000, the Company and UIT restructured the agreement where the Company acquired computer software, a technology license and related assets from UIT in July, 1998. In the restructuring, various disputes that had arisen between the Company and UIT regarding the implementation and performance of the July 1998 Agreement were fully resolved and released. UIT provided a revised and updated PAV software and technology license to the Company, sold 1,500,000 shares of the Company's common stock in a private transaction for a cash purchase price of $600,000 to Mr. Joseph Perri, the Company's principal shareholder, and agreed to the Company's cancellation of the Class X and Class Y Warrants to purchase an aggregate of 1,600,000 shares. In addition, a principal shareholder of UIT agreed to the Company's Cancellation of the Class V and Class W Warrants to purchase an aggregate of 400,000 shares. In this connection, the Company issued two new privately placed warrants to purchase up to 500,000 shares; a Series U Warrant permitting UIT to purchase up to 400,000 shares of common stock for a period of five years at an initial purchase price of $1.00 per share and a Series V Warrant permitting a principal shareholder of UIT to purchase up to 100,000 shares of common stock over a five year period for an initial purchase price of $1.00 per share. For accounting purposes, the fair value of the warrants issued has been charged to expense in the second quarter.

                 On August 9, 2000 the Company, borrowed $200,000 from Mr. Perri evidenced by a Promissory Note in the amount of $200,000 dated August 9, 2000. The Note bears interest at 10% per annum, is payable one year from the date of execution and is convertible into shares of restricted common stock of the Company at a conversion price of $0.20 per share.

                   At the present time the Company does not believe that it has sufficient resources to provide for its planned operations for the next twelve months. The Company is presently pursuing a number of options to raise additional funds that may be needed to market or complete enhancement to its website and infomercial or to fund cash shortfalls should anticipated revenues not be achieved.

                  As the Company moves from the development stage to the operating stage of the internet travel business and continues its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company is completing production of its TV infomercial and intends to begin its television media campaign in August 2000. The infomercial is expected to produce a significant influx of new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.

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

Note  4           Legal Proceedings

              A former officer of the Company filed a complaint on April 17, 1997 in the United States District Court of New Jersey against the Company, its wholly-owned subsidiary, Corporate Travel Link, Inc. ("Travel Link"), various officers and directors of both companies and other related and unrelated parties. Among other things, the complaint asked for the entry of a judgement declaring that the former officer was the owner of 333,216 shares of the Company's common stock, which had been issued to him at the inception of Travel Link for services he was to have provided. The lawsuit also sought an award of unspecified compensatory and punitive damages. On February 17, 2000, the parties to the lawsuit entered a settlement agreement and mutually released each other from all claims which they might have had. The Company agreed to recognize the plaintiff as the owner of 293,216 shares of its common stock, and the plaintiff immediately sold 100,000 of those shares. With respect to the plaintiff's remaining 193,216 shares the Company agreed that if the plaintiff sells any of those remaining shares in the public securities markets in a reasonable manner relative to the market conditions at the time of sale and does not obtain a net sale price (after commission charges) of at least $2.25 per share, the Company will pay the plaintiff the difference between the net sales price actually received by him and the sum of $2.25 per share (the "Sale Price Difference") within 45 days after submission to the Company of appropriate documentation. The plaintiff also agreed that if the Company provides notice to him of a bona fide opportunity to sell all of his remaining shares of the common stock for not less than the net sale price of $2.25 per share and he does not promptly accept the offer, then the Company's obligation to pay the plaintiff the Sale Price Difference will be canceled.

              As security for the Company's obligation to pay the Sale Price Difference, the Company and Travel Link granted the plaintiff a $434,736 first lien security interest in their assets, which will be canceled when the Company's obligation to pay this Sale Price Difference is canceled or concluded.


Note 5            Increase in shares available for stock option grants.

              On July 11, 2000 the Board of Directors of the Company amended the Corporation's Stock Incentive Plan to provide an additional 6,000,000 shares of the Corporation's $.0001 per value common stock for issuance under the plan so that the total number of shares which may be issued under the plan is increased from 500,000 to 6,500,000 shares. This increase was ratified by written consent of holder of a majority of the shares of Common Stock of the Company on July 11, 2000.



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

                  The Company has been in the development stage and has only generated limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the three and six months periods ended June 30, 2000 were $74,223 and $182,341 compared to $99,116 and $179,649 for the 1999 periods.

                  The corresponding cost of service for the three and six months periods ended June 30, 2000 were $36,327 and $66,066 compared to $25,876 and $57,175 for the 1999 periods. The net loss before Extraordinary Items for the three and six months periods ended June 30, 2000 was $1,507,297 or $0.07 cents a share and $2,015,201 or $0.12 cents a share compared to a loss of $662,650 or $0.09 cents a share and $1,612,770 or $0.22 cents a share for the 1999 periods. As reflected in the accompanying financial statements, the Company has incurred losses totaling $10,495,055 since inception and at June 30, 2000 had a working capital of $547,287.

                  General and administrative expenses were $1,545,193 and $2,131,476 for the three and six month periods ending June 30, 2000 as compared to $556,881 and $1,373,925 for the 1999 periods. The primary reason for the difference between the two periods is the settlement with UIT.

                  Costs increases for the three months ended June 30, 2000 consist of payroll and payroll related costs ($987), insurance costs ($13,501), and other administrative costs ($39,163). Cost decreases for the period consist of consulting fees ($7,988), travel costs ($16,902) and marketing costs ($17,135).
                  Costs increases for the six months ended June 30, 2000 consist of insurance costs ($18,188) and marketing costs ($30,014). Cost decreases for the period consist of payroll and payroll related costs ($14,173), consulting fees ($50,277), professional fees ($60,613), travel costs ($22,752) and other administrative costs ($33,372).

Liquidity and Capital Resources



              On April 24, 2000, the Company and UIT restructured the agreement where the Company acquired computer software, a technology license and related assets from UIT in July, 1998. In the restructuring, various disputes that had arisen between the Company and UIT regarding the implementation and performance of the July 1998 Agreement were fully resolved and released. UIT provided a revised and updated PAV software and technology license to the Company, sold 1,500,000 shares of the Company's common stock in a private transaction for a cash purchase price of $600,000 to Mr. Joseph Perri, the Company's principal shareholder, and agreed to the Company's cancellation of the Class X and Class Y Warrants to purchase an aggregate of 1,600,000 shares. In addition, a principal shareholder of UIT agreed to the Company's Cancellation of the Class V and Class W Warrants to purchase an aggregate of 400,000 shares. In this connection, the Company issued two new privately placed warrants to purchase up to 500,000 shares; a Series U Warrant permitting UIT to purchase up to 400,000 shares of common stock for a period of five years at an initial purchase price of $1.00 per share and a Series V Warrant permitting a principal shareholder of UIT to purchase up to 100,000 shares of common stock over a five year period for an initial purchase price of $1.00 per share. For accounting purposes, the fair value of the warrants issued has been charged to expense in the second quarter.

              On August 9, 2000, the Company borrowed $200,000 from Mr. Perri evidenced by a Promissory Note in the amount of $200,000 dated August 9, 2000. The Note bearing interest at 8% per annum, is payable one year from the date of execution and is convertible into shares of restricted stock of the Company at a conversion price of $0.20 per share.

               On June 30, 2000, the Company had cash of $636,642 and working capital of $547,287. The Company's internet travel business is now operational and management is planning to begin television marketing of the Companyss.s products in August 2000. These efforts are expected to significantly increase revenues. The Company plans to initiate an aggressive marketing campaign as well as expand its network of travel consultants throughout 2000. At the present time the Company does not believe that it has sufficient resources to provide for its planned operations for the next twelve months. The Company is presently pursuing a number of options to raise the additional funds that may be needed to market or complete development of its website and infomercial or to fund cash shortfulls should anticipated revenues not be achieved. As the Company moves from the development stage to the operating stage of the internet travel business and initiates an aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. Test marketing of the infomercial is expected to produce approximately 100 new independent travel consultants over a one month period. The subscription fees from the new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.




PART II           OTHER INFORMATION


ITEM 6.  Exhibits and Reports on Form 8-K

                  Form 8-K  Filed on May 5, 2000
                  Form 8-K  Filed on August 1, 2000
                  Form 8-K/A Filed on August 1, 2000
                  Exhibit A:  Independent Accountant's Report

SIGNATURES

                  Pursuant to requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                     Netcruise.com, inc.

Date:  August 14, 2000                     /s/ Lawrence E. Burk
                                           Lawrence E. Burk
                                           President and Chief Executive Officer

Date:  August 14, 2000
                                           /s/  John H. Wasko
                                            Secretary, Treasurer and
                                            Chief Financial Officer