Form 10QSB
period 2000-09-30
NETCRUISE COM INC
filed 2000-11-14
CIK 827100

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
                  X QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   (For the Quarter ended September 30, 2000)

                         Commission File Number 1-12689

                      NETCRUISE.COM, INC. and Subsidiaries
             (Exact Name of registrant as specified in its charter)

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

                                     Yes No

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common
equity,  as  of  the  latest   practicable  date:  As  of  September  30,  2000:
21,775,400 shares of Common Stock

            Transitional Small Business Disclosure Format (check one)

                                    Yes X No

                         INDEPENDENT ACCOUNTANTS' REPORT



To the Board of Directors of netcruise.com, inc.

We have reviewed the accompanying consolidated balance sheet of netcruise.com, inc. and subsidiaries as of September 30, 2000, and the related consolidated statements of operations, changes in stockholders' equity, and cash flows for the three and nine month periods then ended. These financial statements are the responsibility of the Company's management.

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



WISS & COMPANY, LLP


Livingston, New Jersey
November 9, 2000







                                                                                        September 30        December 31
                                                                                            2000                1999
                                                                                       ----------------  -------------------

                                     ASSETS

CURRENT ASSETS:
       Cash and cash equivalents                                                              $197,242              $55,371
       Royalties Receivable - GEN02
           Less: Allowance  for Doubtful Accounts of $24,066                                         0                7,107
       Prepaid Advertising                                                                     981,172              360,345
       Inventory of Travel Kits                                                                 80,662                    0
       Prepaid expenses and other current assets                                                51,967               24,266
                                                                                       ----------------  -------------------
              Total Current Assets                                                           1,311,043              447,089


PROPERTY AND EQUIPMENT                                                                         173,852              130,762

COMPUTER SOFTWARE, TECHNOLOGY LICENSE AND
    RELATED ASSETS, LESS ACCUMULATED AMORTIZATION                                            1,497,288            1,748,289

OTHER ASSETS                                                                                    70,414              133,120
                                                                                       ----------------  -------------------
                                                                                            $3,052,597           $2,459,260
                                                                                       ================  ===================


                                                                            LIABILITIES AND STOCKHOLDERS EQUITY

CURRENT LIABILITIES:
        Current maturities of Long Term Debt                                                        $0             $622,500
        Accounts payable and accrued expenses                                                  378,482              516,316
        Accrued interest payable - related party                                                     0              210,586
        Payable to Placement Agent                                                             227,256                    0
        Loan Payable to Related Party                                                          200,000                    0
        Accrued Litigation Settlement                                                          290,000                    0
                                                                                       ----------------  -------------------

                 Total current liabilities                                                   1,095,738            1,349,402
                                                                                       ----------------  -------------------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS EQUITY:

     Common Stock, $.0001 par value; 75,000,000 shares
          authorized; issued and outstanding shares 21,775,400 shares (2000)
           8,345,819 shares (1999)                                                               2,178                  834
     Series A Preferred Stock, ($0.01 par  value 706,000 shares
          authorized  issued and outstanding 0 shares (2000)  381,177 shares (1999)                  0                   38
      Additional paid in capital                                                            13,458,466           10,095,320
      Deficit Accumulated During the Development Stage                                     (11,213,785)          (8,986,334)
      Less: Excess of Settlement price over current price
      of shares previously subject to litigation                                              (290,000)                   0

Total Stockholders Equity                                                                    1,956,859            1,109,858
                                                                                       ----------------  -------------------

                                                                                            $3,052,597           $2,459,260
                                                                                       ================  ===================


           See Accompanying Notes to Consolidated Financial Statements






                                                                                                                Period from
                                                                                                               March 7, 1994
                                                                                                              (Commencement of
                                            Nine Months     Nine Months     Three Months     Three Months       Development
                                               Ended           Ended            Ended            Ended      Stage Activites) to
                                           Sept. 30, 2000 Sept. 30, 1999   Sept. 30, 2000   Sept. 30, 1999     Sept. 30, 2000




SERVICE REVENUES                               $ 262,385       $ 238,468          $ 80,044        $ 58,819            $ 679,351


EXPENSES:
           Cost of Service                        107,331          84,246            41,265          27,071              405,850
           General and Administrative:
            Payroll                               584,691         631,746           199,621         232,504            3,440,473
            Depreciation and Amortization         667,677         460,859           245,957         159,488            2,315,202
            Professional Fees                     416,389         522,302           155,309         158,599            1,932,095
            Travel & Entertainment                  4,206          27,002               322             366              274,906
            Advertising & Promotion               109,862         152,870            31,421          22,856              390,302
            Other                                 371,980         388,103           126,665         143,582            1,881,200
            Settlement with UIT                   750,000             0                   -               0              750,000
           Interest Expense (Income), net         (15,820)        14,645             (1,786)         6,207               215,458
                                                2,996,316      2,181,773            798,774         750,673           11,605,486

LOSS BEFORE EQUITY IN GEN 02, INC.             (2,733,931)     (1,943,305)         (718,730)       (691,854)         (10,926,135)

EQUITY IN LOSS OF GEN02, INC.                          0         (523,398)                0        (162,079)            (794,130)

EXTRAORDINARY ITEM-GAIN ON
      TROUBLED DEBT RESTRUCTURING                  506,480              -               -              -                 506,480

NET (LOSS) INCURRED DURING
     THE DEVELOPMENT STAGE                     ($2,227,451)   ($2,466,703)        ($718,730)      ($853,933)        ($11,213,785)

WEIGHTED AVERAGE NUMBER OF
     COMMON SHARES OUTSTANDING                   18,269,348     17,524,434        21,323,931       7,822,076

BASIC AND DILUTED LOSS PER
     COMMON SHARE
             Loss before extraordinary Item          (0.15)
             Extraordinary Item                       0.03
             Net Loss                                (0.12)          (0.33)            (0.03)          (0.11)


                                                        See Accompanying Notes to Consolidated Financial Statements









                                                                                                    Deficit
                                                                                                  Accumulated
                                                                                  Additional       During the
                                 Common Stock            Series A Preferred          Paid-in       Development
                              Shares       Par Value     Shares     Par Value       Capital          Stage           Total


BALANCE - DECEMBER 31, 1999    8,345,819        $834      381,177         $ 38     $10,095,320      ($8,986,334)    $1,109,858


PROCEEDS FROM PRIVATE
PLACEMENT OF COMMON STOCK,
NET OF EXPENSES                12,508,029       1,251            -            -       2,072,824                  -    2,074,075

CONVERSION OF SERIES A
PREFERRED STOCK                   381,177          38     (381,177)         (38)


WARRANTS ISSUED IN CONNECTION
WITH UIT SETTLEMENT                     -           -            -            -         750,000                0        750,000


COMMON STOCK ISSUED FOR
SERVICES RENDERED                 540,375          55                                   540,322                         540,377


NET LOSS                               -           -            -            -               -        (2,227,451)    (2,227,451)
BALANCE AT
SEPTEMBER 30, 2000             21,775,400      $2,178           -          $ -     $13,458,466      ($11,213,785)   $2,246,859




        See Accompanying Notes to Consolidated Financial Statements


                       netcruise.com, inc and subsidiaries
                           Development Stage Companies
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                   Period From

                                                                                                    March 7, 1994
                                                                                                  (Commencement of
                                                                                                 Development Stage
                                                         Nine Months Ended   Nine Months Ended     Activities to
                                                        -------------------  ------------------  -------------------
                                                          Sept. 30,2000       Sept. 30, 1999       Sept. 30,2000
                                                        -------------------  ------------------  -------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                    ($2,227,451)        ($2,466,703)        ($11,213,785)
   Adjustments to reconcile net loss to net
    cash flows from operating activities
      Equity in loss of Gen 02, Inc. since its inception                               523,398              798,654
      Depreciation and amortization                                667,677             460,859            2,295,591
      Issuance of Common Stock for Services                            -                 -                  129,473
      Contribution to capital for services rendered                    -                 -                   49,600
      Changes in operating assets and liabilities:
        Royalties Receivable                                         7,107              55,453                 (906)
        Prepaid expenses                                          (648,528)            (15,626)            (877,259)
        Inventory                                                  (80,662)                                 (80,662)
        Deposits and other                                          62,706             (23,122)             (11,816)
        Accounts payable and accrued expenses                     (121,164)            345,498              583,836
                                                        -------------------  ------------------  -------------------
          Net cash flows from operating acctivities             (2,340,315)         (1,120,243)          (8,327,274)
                                                        -------------------  ------------------  -------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of equipment and software                            (459,766)           (351,459)          (2,317,116)
   Acquisition of Prosoft, Inc.                                       -                 -                   (34,601)
   Acquisition of Sammys Travel World                                                        0                6,224
   Advanced to GEN 02, Inc.                                                           (131,781)             (40,000)
                                                              ------------------  -------------------  -------------
           Net cash flows from investing activities               (459,766)           (483,240)          (2,385,493)
                                                        -------------------  ------------------  -------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds of Notes Payable - Related Parties                     200,000              310,000             538,674
   Proceeds from public offering of common stock
       and warrants net of deferred offering costs                     -              -                    5,785,915
   Contribution to capital - stockholder/officer                       -              -                      205,400
   Payments from issuance of notes payable                        (622,500)           -                      332,500
   Payments under computer equipment leases                           -                -
   Proceeds from sale and lease-back                                  -               -                     294,644
   Proceeds from sale of common stock                            3,364,452           1,292,531            3,674,452
   Payments of 10% promissory notes                                   -               -                      (46,000)
  Other                                                               -               -                      124,424
                                                        -------------------  ------------------  -------------------

          Net cash flows from financing activities               2,941,952           1,602,531           10,910,009
                                                        -------------------  ------------------  -------------------

NET CHANGE IN CASH AND EQUIVALENTS                                 141,871                (952)             197,242
CASH AND EQUIVALENTS, BEGINNING OF PERIOD                           55,371             145,921                 -              -

                                                        -------------------  ------------------  -------------------
CASH AND EQUIVALENTS, END OF PERIOD                              $ 197,242           $ 144,969            $ 197,242
                                                        -------------------  ------------------  -------------------
SUPPLEMENTAL CASH FLOW INFORMATION
   Interest paid                                         $          5,006                 -              $ 206,840
   Issuance of common stock for UIT assets               $            -               $   -              $2,500,000
   Conversion of related party debt to common stock      $         622,500                -               $ 37,900
   Conversion of convertible notes payable to common
       stock                                             $              38            $    -            $   30,038
   Conversion of related party debt into Series A                        -
       preferred stock                                   $                            $     -            $ 810,000
    Net assets exchanged for investment in GEN 02, Inc.  $               -            $     -            $ 744,122
    Issuance of common stock for Sammy's Travel          $               -            $     -            $  54,900
    Preferred Stock Dividend                             $               -          $ 273,000            $     -
   Settlement of litigation                              $          290,000         $      -                   -
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

         As of November 5, 1998, the Company began generating revenues from shared commissions earned by the network of Sterling Travel Consultants recently acquired, although these revenues were not significant through the fiscal quarter ended September 30, 2000. The Internet travel business is now operational and management of the Company began television test marketing of the Company's products in August, 2000. The results of test marketing of the Company's products via a television infomercial, were encouraging and produced in excess of 100 new independent travel consultants. The infomercial is currently being enhanced and the Company expects to roll-out the television infomercial campaign in January 2001. These efforts are expected to significantly increase revenues in 2001. The Company plans to pursue an aggressive marketing campaign as well as expand its network of travel consultants throughout 2001.

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

         On October 25, 2000 the Company completed a private placement of 5,000,000 shares of its $.0001 par value common stock pursuant to a series of related agreements (the "Active Media Agreements") with Active Media Services, Inc. (doing business under the trade name of "Active International") in consideration for issuance to the Company of $5,000,000 of Trade Credit by Active International. The Active Media Agreements provided for the broker of the transaction to be issued 250,000 of the Shares and assigned $250,000 of the Trade Credit as compensation for services.

         Under the terms of the Active Media Agreements, the Company will utilize the trade credit, together with required cash payments, to purchase advertising media and related goods and services through Active International, including television, radio, print and Internet advertising media. Active International has agreed to serve as the Company's media buying service for the development and implementation of the Company's media plans for its advertising. Moreover, the Company will have access to Active International's inventory of travel related services, at a discount which the Company intends to offer to its Independent Travel Consultant and travel agent members, and consumers who purchase travel through them.

          At the present time the Company does not believe that it has sufficient resources to provide for its planned operations for the next twelve months. The Company is presently pursuing a number of options to raise additional funds that may be needed to market or complete enhancement to its website and infomercial or to fund cash shortfalls should anticipated revenues not be achieved.

         As the Company moves from the development stage to the operating stage of the Internet travel business and begins its aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The Company completed production of its TV infomercial and began television test marketing of its products in August 2000. The results of the infomercial test television broadcasting were encouraging. As a result of the tests the infomercial is currently being enhanced and the Company expects to begin aggressive television broadcasting of the infomercial in January 2001. The infomercial is expected to produce a significant influx of new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.

         Reference should be made to "Management's Discussion and Analysis of Financial Condition and Results of Operations" include elsewhere herein for additional information.

Note  3           Legal Proceedings

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


Note 4            Increase in shares available for stock option grants.

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



                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations

         The Company has been in the development stage and has generated only limited revenues. The Company has been unprofitable since inception and expects to incur additional operating losses over the next several fiscal quarters. Total revenues for the nine and three months periods ended September 30, 2000 were $80,044 and $262,385 compared to $58,819 and $238,468 for the corresponding 1999 periods.

         The corresponding cost of service for the nine and three months periods ended September 30, 2000 were $107,331 and $41,265 compared to $84,246 and $27,071 for the corresponding 1999 periods. The net loss before Extraordinary Items for the nine and three months periods ended September 30, 2000 ($2,227,451) or $0.12 cents a share and ($718,730) or $0.03 cents a share compared to a loss of ($2,466,703) or $0.22 cents a share or ($853,933 or $0.09 cents a share for the corresponding 1999 periods. As reflected in the accompanying financial statements, the Company has incurred losses totaling ($11,213,785) since inception and at September 30, 2000 had a working capital of $505,305.

        General and administrative expenses were $2,904,805 and $759,295 for the nine and three month periods ending September 30, 2000 as compared to $2,082,882 and $717,395 for the corresponding 1999 periods. The primary reason for the difference between the two periods is the settlement with UIT (see below).

         Cost increases for the three months ended September 30, 2000 consist of marketing costs, ($8,565), Cost decreases for the period consist of payroll and payroll related costs ($32,883), professional fees ($3,290) and other administrative costs ($16,961).

         Cost increases for the nine months ended September 30, 2000 consists of marketing costs ($56,992). Cost decreases for the period consist of payroll and payroll related costs ($47,055) professional fees ($105,913) and other administrative costs ($38,919).

Continuing Development of Business

         Initially revenues from the Company's Internet Travel business will be derived from subscription fees of the independent travel consultants along with commissions received from bookings shared with the independent travel consultants. As the Company develops, management believes that the majority of the Company's revenue will be derived from commissions earned from the sale of travel through the independent travel consultants. The Company's business model is built around the sharing of commissions with the independent travel consultants generated from travel industry vendors such as airlines, hotels, car rental companies, resort properties, tour operators and cruise. The Company believes that commission sharing with the independent travel consultant, which ranges from 50% to 60% of the commissions received by NetCruise in connection with travel sales made by the independent travel consultant, is a key enticement for individuals to subscribe to become members. The initial subscription fee is $149.00 and annual renewal fee for the independent travel consultants is currently $95.00. While the Company believes it will benefit from its portion of the commission revenues generated, it also believes that significant revenues will be derived from other key areas such as annual subscription fees paid by its independent travel consultants, advertising through its web-site and incentive arrangements with travel vendors and travel related product vendors (in addition to its share of the standard travel commissions). However, a significant change in the prevailing commission structure in the travel industry could have a detrimental effect on the Company's ability to attract and retain independent travel consultants and benefit from the other revenue sources listed above, which are substantially created through this core distribution system.

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

Liquidity and Capital Resources

         On April 24, 2000, the Company and UIT restructured the agreement where the Company acquired computer software, a technology license and related assets from UIT in July 1998. In the restructuring, various disputes that had arisen between the Company and UIT regarding the implementation and performance of the July 1998 Agreement were fully resolved and released. UIT provided a revised and updated PAV software and technology license to the Company, sold 1,500,000 shares of the Company's common stock in a private transaction for a cash purchase price of $600,000 to Mr. Joseph Perri, the Company's principal shareholder, and agreed to the Company's cancellation of the Class X and Class Y Warrants to purchase an aggregate of 1,600,000 shares. In addition, a principal shareholder of UIT agreed to the Company's Cancellation of the Class V and Class W Warrants to purchase an aggregate of 400,000 shares. In this connection, the Company issued two new privately placed warrants to purchase up to 500,000 shares; a Series U Warrant permitting UIT to purchase up to 400,000 shares of common stock for a period of five years at an initial purchase price of $1.00 per share and a Series V Warrant permitting a principal shareholder of UIT to purchase up to 100,000 shares of common stock over a five year period for an initial purchase price of $1.00 per share. For accounting purposes, the fair value of the warrants issued has been charged to expense in the second quarter.

         On August 9, 2000, the Company borrowed $200,000 from Mr. Perri evidenced by a Promissory Note in the amount of $200,000 dated August 9, 2000. The Note bearing interest at 10% per annum, is payable one year from the date of execution and is convertible into shares of restricted stock of the Company at a conversion price of $0.20 per share.

         On October 25, 2000 the Company completed a private placement of 5,000,000 of its $.0001 par value common stock (the "Shares") pursuant to a series of related agreements (the "Active Media Agreements") with Active Media Services, Inc. (doing business under the trade name of "Active International") in consideration for issuance to the Company of $5,000,000 of Trade Credit by Active International. The Active Media Agreements provided for the broker of the transaction to be issued 250,000 of the Shares and assigned $250,000 of the Trade Credit as compensation for services.

         Under the terms of the Active Media Agreements, the Company will utilize the trade credit, together with required cash payments, to purchase advertising media and related goods and services through Active International, including television, radio, print and Internet advertising media. Active International has agreed to serve as the Company's media buying service for the development and implementation of the Company's media plans for its advertising. Moreover, the Company will have access to Active International's inventory of travel related services, at a discount which the Company intends to offer to its Independent Travel Consultant and travel agent members, and consumers who purchase travel through them.

         Active International has the right to request SEC registration ("Demand Registration") of 1,000,000 of the Shares commencing October 18, 2001 and Demand Registration of an additional 1,000,000 Shares commencing October 18, 2002, subject to its agreement to not dispose of or otherwise transfer more than 250,000 Shares during each 90-day period following the effective date of each such registration. In addition, Active International has the right to have its shares included in an SEC registration ("piggy-back registration") by the Company of other equity securities or securities convertible into equity securities (except for a registration relating solely to securities of participants in a Company stock plan or on Form S-4 or a registration of convertible debt securities which also includes only the equity securities into which they are convertible). Piggy-back registration of Active Media Shares may be deferred temporarily at the request of an underwriter under certain specified conditions. The Company is obliged to absorb all of the usual issues cost of any SEC registration of Active Media's Shares.

         In connection with the Company's agreements with Active International, Mr. Joseph Perri, Chairman of the Company and principal shareholder, entered into an agreement with the Company on October 25, 2000 pursuant to which he agreed to the cancellation of the Anti-Dilution Option Agreement between the Company and Mr. Perri dated March 1, 2000, which gave him the right to maintain his percentage interest in the Company's Common Stock for a purchase price of $.20 per share.

         The Company and Mr. Perri also agreed that he would exercise his rights under the Anti-Dilution Option Agreement by acquiring 396,904 shares of Common Stock for a cash consideration of $79,381 by reason of the Company's issuance of 500,000 shares to Benjamin S. Gage (included in the Company's Form S-8 registration statement), 25,000 shares of stock to Alliant Technologies, Inc., 11,750 shares to Patricia Simmons and pending issuances of 3,500 shares to Vision Corporate Consulting and 55,000 shares to Alliant, and also convert $200,000 principal amount of outstanding Company debt owed to him into 1,000,000 shares of Common Stock.

         As a result of the transaction discussed above, the Company will have a total of 28,472,304 shares issued and outstanding, of which Mr. Perri will own 15,758,912 shares, or approximately 55.4%, and Active International will own 4,750,000 shares, or approximately 16.7%, of the Company's Common Stock

         On September 30, 2000, the Company had cash of $636,642 and working capital of $257,287. The Company's Internet travel business is now operational and management began test television marketing of the Company's products in August 2000. The results of the infomercial test television broadcasting were encouraging and produced in excess of 100 new independent travel consultants. As a result of the tests the infomercial is currently being enhanced and the Company expects to begin aggressive television broadcasting of the infomercial in January 2001. These efforts are expected to significantly increase revenues. The Company plans to initiate an aggressive marketing campaign as well as expand its network of travel consultants throughout 2001. At the present time the Company does not believe that it has sufficient resources to provide for its planned operations for the next twelve months. The Company is presently pursuing a number of options to raise the additional funds that may be needed to market or complete development of its website and infomercial or to fund cash shortfalls should anticipated revenues not be achieved. As the Company moves from the development stage to the operating stage of the Internet travel business and initiates an aggressive marketing campaign to build its network of independent travel consultants, revenues are expected to increase. The subscription fees from the new independent travel consultants, as well as commissions derived from the increased volume of travel booked by the independent travel consultants will also contribute to increased revenues.


PART II           OTHER INFORMATION

Item  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K.

         (a)   Exhibits  required  by  item  601  of  Regulation  S-B.   None.

(b) Reports on Form 8-K. The Company filed three reports on Form 8-K during the quarter ended September 30, 2000; a Form 8-K/A for April24, 2000, a Form 8-K for July 11, 2000 and a Form 8-K for October 18, 2000.

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